Form 10-Q
period 1996-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1996-05-14
CIK 845750

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    MARCH 31, 1996
                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to

Commission file number    0-20058


                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                (Exact name of registrant as specified in its charter)


               CALIFORNIA                              33-0316953
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                 3158 REDHILL AVENUE, SUITE 120, COSTA MESA, CA 92626
                       (Address of principal executive offices)

                                    (714) 662-5565
                 (Registrant's telephone number, including area code)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1996




PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

         Balance Sheets, March 31, 1996 and December 31, 1995         3

         Statement of Operations
              For the three months ended March 31, 1996 and 1995      4

         Statement of Partners' Equity
              For the three months ended March 31, 1996 and 1995      5

         Statement of Cash Flows
              For the three months ended March 31, 1996 and 1995      6

         Notes to Financial Statements                                7

    Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    10


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                         13

    Signatures                                                       14

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                         March 31, 1996 And December 31, 1995


                                                      1996            1995
                                                      ----            ----
    ASSETS

    Cash and cash equivalents                    $    84,040     $    84,504

    Investment in limited
      partnerships - Note 2                        2,846,326       2,943,052

    Other assets                                         319             358
                                                  ----------      ----------

                                                 $ 2,930,685     $ 3,027,914
                                                  ----------      ----------
                                                  ----------      ----------

    LIABILITIES AND PARTNERS' EQUITY

    Liabilities:
     Accrued fees and expenses due to
      general partner and affiliates - Note 3    $   511,738     $   483,938

    Partners' equity (deficit):
     General partner                                 (40,651)        (39,401)
     Limited partners (10,000 units
      authorized, 7,450 units issued
      and outstanding)                             2,459,598       2,583,377
                                                  ----------      ----------
    Total partners' equity
                                                   2,418,947       2,543,976
                                                  ----------      ----------
                                                 $ 2,930,685     $ 3,027,914
                                                  ----------      ----------
                                                  ----------      ----------



                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                               STATEMENT OF OPERATIONS

                  For the Three months Ended March 31, 1996 and 1995


                                                      1996            1995
                                                      ----            ----
    Interest income                               $      892     $       914
                                                      ------          ------
    Operating expenses:
    Amortization                                       3,726           3,726
    Asset management fees (Note 3)                    27,923          27,923
    Legal and accounting                               1,000           3,000
    Other                                                272           1,567
                                                      ------         -------

    Total operating expenses                          32,921          36,216
                                                      ------         -------

    Loss from operations                             (32,029)        (35,302)

    Equity in loss from limited partnerships         (93,000)       (108,755)
                                                    --------        --------

    Net loss                                      $ (125,029)    $  (144,057)
                                                    --------         -------
                                                    --------         -------

    Net loss allocated to:
      General partner                             $   (1,250)    $    (1,441)
                                                    --------         -------
                                                    --------         -------

      Limited partners                            $ (123,779)    $  (142,616)
                                                    --------         -------
                                                    --------         -------
    Net loss per limited partner units
    (7,450 units issued
    and outstanding)                              $      (17)    $       (19)
                                                    --------         -------
                                                    --------         -------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                           WNC CALIFORNIA TAX CREDITS, L.P.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNERS' EQUITY

                      For The Three months Ended March 31, 1996




FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                    General        Limited
                                    Partner        Partner          Total
                                    -------        -------          -----

Equity (deficit),
December 31, 1995                 $  (39,401)     $  2,583,377    $  2,543,976

Net loss for the three
months ended March 31, 1996           (1,250)         (123,779)       (125,029)
                                    ---------         ---------       ---------
Equity (deficit),
March 31, 1996                    $  (40,651)     $  2,459,598    $  2,418,947
                                    ---------         ---------       ---------
                                    ---------         ---------       ---------




FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                    General        Limited
                                    Partner        Partner          Total
                                    -------        -------          -----
Equity (deficit),
December 31, 1994                 $  (33,859)    $   3,132,021   $   3,098,162

Net loss for the three months
ended March 31, 1995                  (1,441)         (142,616)       (144,057)
                                    ---------         ---------       ---------
Equity (deficit),
March 31, 1995                    $   35,300)    $   2,989,405   $   2,954,105
                                    ---------         ---------       ---------
                                    ---------         ---------       ---------

                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                          WNC CALIFORNIA HOUSING TAX CREDITS
                          (A California Limited Partnership)

                               STATEMENT OF CASH FLOWS

                  For The Three months Ended March 31, 1996 and 1996


                                                      1996            1995
                                                      ----            ----
    Cash flows used by operating activities:
      Net loss                                 $    (125,029)  $    (144,057)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
            Equity in loss of limited partnerships    93,000         108,755
            Amortization                               3,726           3,726
            Change in other assets                        39            (268)
            Accrued fees and expense due to
              general partner and affiliates          27,800          31,804
                                                      ------          ------
    Net cash used by operating activities               (464)            (40)
                                                      ------          ------
    Cash flows provide by investing activities:
      Distribution from limited partnerships               0           2,752
                                                      ------          ------
    Net change in cash and cash equivalents             (464)          2,712
                                                      ------          ------
    Cash and cash equivalents, beginning of period    84,504          93,726
                                                      ------          ------
    Cash and cash equivalents, end of period     $    84,040     $    96,438
                                                      ------          ------
                                                      ------          ------


                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS

                                    MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
WNC California Housing Tax Credits, L.P., was formed on March 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the three month period then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner is WNC & Associates, Inc. Wilfred N. Cooper Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and, through the Lester Family Trust, owns 30% of the outstanding stock of WNC & Associates, Inc.

ALLOCATIONS UNDER THE TERMS OF THE PARTNERSHIP AGREEMENT
The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 2 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

CASH AND CASH EQUIVALENTS
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1996, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1996 and December 31, 1995:


                                                      1996            1995
                                                      ----            ----
    Investment Balance -
     Beginning of period                       $   2,943,052   $   3,376,715

    Equity in loss of limited partnership            (93,000)       (412,291)
    Distributions                                                     (5,402)
    Amortization of capitalized
     acquisition costs                                (3,726)        (15,970)
                                                   ---------       ---------
    Investment Balance - End of period         $   2,846,326   $   2.943.052
                                                   ---------       ---------
                                                   ---------       ---------


                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information for the three months ended March 31, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:


                                                      1996            1995
                                                      ----            ----
    Total Revenue                                   $446,000       $ 439,000

    Interest expense                                  92,000         102,000
    Depreciation                                     158,000         174,000
    Operating expenses                               290,000         273,000
                                                     -------         -------
    Total expenses                                   540,000         549,000
                                                     -------         -------

    Net Loss                                         (94,000)       (110,000)
                                                     -------         -------
    Net loss allocable to the Partnership           $(93,000)      $(108.755)
                                                     -------         -------
                                                     -------         -------


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $27,923 and $27,923 was incurred for the three months ended March 31, 1996 and 1995, respectfully, and is reflected as an expense of the Partnership.


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The Partnership's primary source of capital was the proceeds from its offering. The Partnership completed raising funds in July 1990 from investors by means of a public offering. These funds were applied to the acquisition of investments in eleven limited partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering. The Partnership has paid all capital contributions due for its investments in Limited Partnerships and has no further obligations for its property investments.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $500 for the three months ended March 31, 1996. This decrease in cash resulted as cash used by operating activities exceeded cash provided by operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $84,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

It is not expected that any of the limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under its partnership agreement, the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or limited partnerships. Accordingly, if circumstances arise that cause the limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the general partners of the limited partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, as the apartment complexes owned by the limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the limited partnerships, (iii) other equity source (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the limited partnerships in question. If such funds are not available, the limited partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

RESULTS OF OPERATIONS

Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating losses until sale of the apartment complex(es). Additionally, eight of the limited partnerships are generating California low income housing credits for a period of four years.

As reflected on its Statements of Operations, the Partnership has a loss of approximately $125,000 and $144,000 for the three months ended March 31, 1996 and 1995. The components items of revenue and expense are discussed below.

REVENUE - Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances.

EXPENSES - The most significant component of operating expenses is, and is expected to be, the asset management fee. The asset management fee is equal to 0.5% of invested assets in limited partnerships (the sum of the Partnership's capital contributions to the limited partnerships plus the Partnership's share of the debts related to the apartment complexes owned by such limited partnerships). The amount of the asset management fee is expected to be the same in future periods as the amount of invested assets is expected to remain stable until disposition of the underlying apartment complexes.

Amortization expense consists of the amortization over a period of 30 years of the 9% selection fee and other expenses attributable to the acquisition of limited partnership interests.

Office expenses consists of the Partnership's administrative expenses, such as bank charges and investor reporting expenses. Although these amounts are expected to remain consistent on an annual basis, there may be variations between quarters depending on the timing of preparing and mailing reports to investors.


EQUITY IN LOSSES FROM LIMITED PARTNERSHIPS - The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

PART II - OTHER INFORMATION

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) None

    (b) No reports on Form 8-K were filed during the quarter ended
         March 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (Registrant)



                   By:  WNC & ASSOCIATES, INC., General Partner



                        By:   /s/ John B. Lester, Jr.
                             --------------------------------
                              John B. Lester, Jr.,
                              President


                        Date:         5/13/96
                                ------------------------


                        By:   /s/ Theodore M. Paul
                             -------------------------------------------
                              Theodore M. Paul,
                              Vice President-Finance


                        Date:         5/13/96
                                ------------------------