Form 10-Q
period 1996-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1996-08-19
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996 OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________ Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.


State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

California                                        33-0316953

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626
(714) 662-5565


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Part I.  Financial Information

Item 1.  Financial Statements

        INDEX


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets, June 30, 1996 and December 31, 1995........................3
  Statement of Operations
           For the six and three months ended June 30, 1996 and 1995.........4

  Statement of Partners' Equity
           For the six months ended June 30, 1996 and 1995...................5

  Statement of Cash Flows
           For the six months ended June 30, 1996 and 1995...................6

   Notes to Financial Statements.............................................7


 Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................9


PART II. OTHER INFORMATION


 Item 1  Legal Proceedings..................................................11

 Item 6. Exhibits and Reports on Form 8-K...................................11

 Signatures.................................................................12

FINANCIAL STATEMENTS

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995


                                                    1996             1995
                                                   ------           ------
                                       ASSETS

Cash and cash equivalents                     $    81,887        $   84,504

 Investment in limited
  partnerships - Note 2                         2,729,565         2,943,052

 Other assets - Note 4                                 28               358
                                                ---------         ---------

                                              $ 2,811,480       $ 3,027,914
                                                =========         =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3     $  538,688        $  483,938
                                                  -------           -------

Partners' equity (deficit):
 General partner                                  (42,113)          (39,401)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding                               2,314,905         2,583,377
                                                ---------         ---------

Total partners' equity                          2,272,792         2,543,976
                                                ---------         ---------

                                              $ 2,811,480       $ 3,027,914
                                                =========         =========


                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1996 and 1995

                                       1996                    1995
                                     ---------              ---------

                                Three       Six          Three       Six
                                Months      Months       Months      Months

Interest income             $     852   $    1,744   $    1,022  $    1,936
                                 ----       ------       ------       -----

Operating expenses:
Amortization                    3,726        7,452        4,260        7,986
Asset management fees
(Note 4)                       27,923       55,846       27,923       55,846
Legal and accounting            4,175        5,175        4,000        7,000
Other                           6,183        6,455        6,773        8,340
                                ------       ------       ------       -----

Total operating expenses       42,007       74,928       42,956       79,172
                               -------      -------      -------      ------

Loss from operations          (41,155)     (73,184)     (41,934)     (77,236)

Equity in loss from
 limited parterships         (105,000)    (198,000)    (128,735)    (237,490)
                              --------     --------     --------     --------

Net loss                   $ (146,155)  $ (271,184)  $ (170,669)  $ (314,726)
                             =========   ==========    =========    =========

Net loss allocated to:
  General partner          $   (1,462)  $   (2,712)  $   (1,707)  $   (3,147)
                               =======      =======      =======      =======

  Limited partners         $ (144,693)  $ (268,472)  $ (168,962)  $ (311,579)
                             =========   ==========    =========    =========

Net loss per limited
 partner units (7,450 units
 issued and outstanding)     $    (19)  $     (36)    $    (23)    $    (42)
                                  ====        ====         ====         ====






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                For The Six Months Ended June 30, 1996 and 1995




For The Six Months Ended June 30, 1996
                                           General       Limited
                                           Partner       Partner        Total

Equity (deficit), December 31, 1995      $ (39,401)   $ 2,583,377  $ 2,543,976

Net loss for the six months ended
 June 30, 1996                              (2,712)      (268,472)    (271,184)
                                           -------      ---------    ---------

Equity (deficit), June 30, 1996          $ (42,113)   $ 2,314,905  $ 2,272,792
                                          ========      =========    =========





For The Six Months Ended June 30, 1995
                                           General       Limited
                                           Partner       Partner        Total

Equity (deficit), December 31, 1994      $ (33,859)   $ 3,132,021  $ 3,098,162

Net loss for the six months ended
 June 30, 1995                              (3,147)      (311,579)    (314,726)
                                            -------      ---------    ---------

Equity (deficit), June 30, 1995          $ (37,006)   $ 2,820,442  $ 2,783,436
                                          ========     ==========    =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENT OF CASH FLOWS
                For The Six Months Ended June 30, 1996 and 1995


                                                       1996           1995
                                                      ------         ------
Cash flows used by operating activities:

Net loss                                            $ (271,184)    $ (314,726)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Equity in loss of limited partnerships               198,000        237,490
  Amortization                                           7,452          7,986
  Asset management fee                                  55,846         55,846
  Change in other assets                                   330              4
  Accrued fees and expense due
   to general partner and affiliates                    (1,096)           961
                                                       -------           ---

      Net cash used by operating activities            (10,652)       (12,439)

Cash flows provided by investing activities:
  Distribution from limited partnerships                 8,035          3,802
                                                        ------         -----

Cash flows used by financing activities:
  Repayment of original limited partner capital                        (1,500)

Net decrease in cash and cash equivalents               (2,617)       (10,137)

Cash and cash equivalents, beginning of period          84,504         93,726
                                                        -------        ------

Cash and cash equivalent, end of period             $   81,887     $   83,589
                                                       =======        =======






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months ended.

Organization

The Partnership was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest, as a limited partner, in other limited partnerships which will acquire, develop, rehabilitate, own and operate apartment complexes. All eleven of the apartment complexes qualify for federal low income housing tax credits and eight of the apartment complexes qualify for California low income housing tax credits.

WNC & Associates, Inc., a California corporation and Wilfred N. Cooper, Sr. are the general partners (collectively the "General Partner") of the Partnership. The Cooper Revocable Trust is the principal shareholder of WNC & Associates, Inc.

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

Cash and Cash Equivalents

The Partnership considers all bank certificates of deposit with a maturity of less than six months to be cash equivalents.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 1996, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1996 and December 31, 1995:

                                         1996               1995
                                        ------             ------

 Investment balance,
  beginning of period                 $ 2,943,052        $ 3,376,715
 Equity in loss of limited
   partnership                           (198,000)          (412,291)
 Distributions                             (8,035)            (5,402)
 Amortization of capitalized
  acquisition costs                        (7,452)           (15,970)
                                           -------           --------
 Investment balance,
   end of period                      $ 2,729,565        $ 2,943,052
                                        ==========         =========


 Selected financial information for the six months ended June 30, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                            1996              1995
                                           ------            ------

 Total revenue                         $  891,000         $  845,000
                                          -------            -------

 Interest expense                         195,000            194,000
 Depreciation                             317,000            343,000
 Operating expenses                       579,000            548,000
                                          -------            -------
 Total expenses                         1,091,000          1,085,000
 Net loss                             $  (200,000)        $ (240,000)
                                        ==========         ==========
 Net loss allocable to the
  Partnership                         $  (198,000)        $ (237,600)
                                        ==========         ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the [OBJECT OMITTED]was incurred for the six months ended June 30, 1996 and 1995 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS

Other assets is presented net of accumulated amortization of $59,142 at June 30, 1996 and December 31, 1995.

NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of approximately $ 2,600 and $ 10,100 for the six months ended June 30, 1996 and 1995. This decrease in cash resulted as cash used by operating activities exceeded cash provided by investing activities and operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $ 80,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $ 271,000 and $ 315,000 the six months ended June 30, 1996 and 1995. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

      None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


No reports on Form 8-K were filed during the quarter ended June 30, 1996.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.  General Partner

By:  /s/John B. Lester, Jr.
    ---------------------------
By:  John B. Lester, Jr.     President- WNC & Associates, Inc.

Date: 8/13/96

By:  /s/Theodore M. Paul
    ------------------------
By:  Theodore M. Paul Vice President-Finance, WNC & Associates, Inc.

Date: 8/13/96