Form 10-Q
period 1996-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1996-11-14
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

      Balance Sheets                                                       3
            September 30, 1996 and December 31, 1995

      Statement of Operations
            For the Three and Nine Months Ended
               September 30, 1996 and 1995                                 4

      Statement of Partners' Equity
            For The Nine Months Ended September 30, 1996 and 1995          5

      Statement of Cash Flows
            For The Nine Months Ended September 30, 1996 and 1995          6

            Notes to Financial Statements                                  7

       Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                            13

       Signatures                                                          14

FINANCIAL STATEMENTS

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                   1996              1995
                                                   ----              ----
                                       ASSETS

Cash and cash equivalents                      $      83,794        $    84,504
 Investment in limited
  partnerships - Note 2                            2,625,839          2,943,052
 Other assets - Note 4
                                                          37                358
                                                         ---                ---

                                                $  2,709,670        $ 3,027,914
                                                  ==========          =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3        $  567,088        $   483,938

Partners' equity (deficit):
 General partner                                     (43,415)           (39,401)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                                 2,185,997          2,583,377
                                                  ----------          ---------

Total partners' equity                             2,142,582          2,543,976
                                                  ----------          ---------

                                              $    2,709,670       $  3,027,914
                                                  ==========          =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS For the
             Three and Nine Months Ended September 30, 1996 and 1995

                                            1996                   1995
                                            ----                   ----

                                     Three        Nine      Three        Nine
                                    Months       Months    Months       Months
                                    ------       ------    ------       ------

Interest income                   $    916     $  2,660     $  978   $    2,914
                                  --------     --------     ------   ----------


Operating expenses:
Amortization                         3,726       11,178      3,992       11,978
Asset management fees (Note 4)      27,923       83,769     27,922       83,768
Legal and accounting                     -        5,175                   7,000
Other                                  477        6,932      1,408        9,748
                                  --------      -------    -------      -------
Total operating expenses            32,126      107,054     33,322      112,494
                                    ------      -------     ------      -------

Loss from operations               (31,210)    (104,394)   (32,344)    (109,580)

Equity in loss from
 limited partnerships              (99,000)    (297,000)   (119,812)   (357,302)
                                  --------     ---------   --------   ---------

Net loss                       $  (130,210)  $ (401,394) $ (152,156) $ (466,882)
                                  =========    =========   =========   =========

Net loss allocated to:
  General partner              $    (1,302)   $  (4,014)  $  (1,522) $   (4,669)
                                  =========      =======      =======     ======

  Limited partners             $  (128,908)   $ (397,380) $ (150,634) $(462,213)
                                  =========     =========   =========  =========

Net loss per limited
 partner units (7,450 units
 issued and outstanding)       $       (17)    $     (53)     $  (20)   $   (62)
                                   ===========   ========      ======     ======


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For The
                  Nine Months Ended September 30, 1996 and 1995




For The Nine Months Ended September 30, 1996
                                          General       Limited
                                          Partner       Partner          Total
                                          -------       -------          -----

Equity (deficit), December 31, 1995     $ (39,401)    $2,583,377     $2,543,976


Net loss for the nine months ended
 September 30, 1996                        (4,014)      (397,380)      (401,394)
                                            ------     ----------     ---------


Equity (deficit), September 30, 1996    $ (43,415)    $2,185,997     $2,142,582
                                          ========    ==========      =========




For The Nine Months Ended September 30, 1995
                                          General       Limited
                                          Partner       Partner         Total
                                          -------       -------         -----

Equity (deficit), December 31, 1994    $  (33,859)     $3,132,021    $2,098,162


Net loss for the nine months ended
 September 30, 1995                        (4,669)       (462,213)     (466,882)
                                         -----------   -----------     --------


Equity (deficit), September 30, 1995    $ (38,528)    $ 2,669,808    $2,631,280
                                         =========     ==========     =========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF CASH FLOWS For The
                  Nine Months Ended September 30, 1996 and 1995


                                                         1996            1995
                                                         ----            ----
     Cash flows used by operating activities:

       Net loss                                       $(401,394)     $ (466,882)
         Adjustments to reconcile net loss to
     net cash used in operating activities:
             Equity in loss of limited partnerships     297,000         357,302
             Amortization                                11,178          11,978
             Asset management fee                        83,769          83,768
             Change in other assets                         321            (291)
             Accrued fees and expense due
               to general partner and affiliates           (619)            506
                                                         -------        -------
               Net cash used by operating activities     (9,745)        (13,619)
                                                         -------         -------
     Cash flows provide by investing activities:
         Distribution from limited partnerships            9,035          5,401
                                                          ------       --------

     Cash flows used by financing activities:
         Repayment of original limited partner capital                   (1,500)
                                                                         ------


     Net decrease in cash and cash equivalents              (710)        (9,718)

     Cash and cash equivalents, beginning of period       84,504         93,726
                                                         -------        -------
     Cash and cash equivalent, end of period            $  83,794     $  84,008
                                                           =======      =======


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended.

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

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30, 1996, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1996 and December 31, 1995:

                                             1996                1995
                                             ----                ----

    Investment balance,
      beginning of period            $    2,943,052        $  3,376,715
    Equity in loss of limited
      partnership                         (297,000)            (412,291)
    Distributions                           (9,035)              (5,402)
    Amortization of capitalized
      acquisition costs                    (11,178)             (15,970)
                                           -------              -------
    Investment balance,
      end of period                  $    2,625,839         $  2,943,052
                                         ==========           ==========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information for the nine months ended September 30, 1996 and 1995 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                               1996              1995
                                              ----               ----

          Total revenue               $    1,337,000       $ 1,273,000
                                          ----------         ---------

          Interest expense                   293,000           308,000
          Depreciation                       475,000           509,000
          Operating expenses                 869,000           817,000
                                            --------           -------
          Total expenses                   1,637,000         1,634,000
                                          ----------         ---------

          Net loss                    $    ($300,000)     $   (361,000)
                                           ==========         =========
          Net loss allocable to the
            Partnership               $    ($297,000)     $  ($357,390)
                                          ==========         ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $83,769 and $83,768 was incurred for the nine months ended September 30, 1996 and 1995 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS

Other assets is presented net of accumulated amortization of $59,142 at September 30, 1996 and December 31, 1995.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of approximately $700 and $9,700 for the nine months ended September 30, 1996 and 1995. This decrease in cash resulted as cash used by operating activities exceeded cash provided by investing activities and operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $82,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $401,000 and $467,000 the nine months ended September 30, 1996 and 1995. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By: WNC & Associates, Inc.         General Partner


By:/s/John B. Lester, Jr.
-------------------------
      John B. Lester, Jr.   President- WNC & Associates, Inc.

Date: 11/12/96

By:/s/ Theodore M. Paul
-----------------------
       Theodore M. Paul      Vice President-Finance, WNC & Associates, Inc.

Date: 11/12/96