Form 10-K
period 1996-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1997-05-06
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                               Exchanges on which Registered

NONE                                              NOT APPLICABLE



          Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant. Inapplicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business


Organization

WNC California Tax Housing Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and California (in some cases) low income tax credits ("Low Income Housing Credits").

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partners"). The business of the Partnership is conducted primarily through Associates as CHTC has no employees of its own.

WNC & Associates, Inc. became a general partner upon its acquisition of all of the outstanding stock of WNC Resources, Inc. in August 1991. WNC Resources, Inc. was originally a general partner and Mr. Cooper was its principal shareholder.

On March 16, 1989, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. As of the close of the public offering, October 31, 1990, a total of 7,450 Limited Partnership Interests representing $7,450,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general,  in order to avoid  recapture of the Low Income Housing Credits, the Partnership does not expect that it will dispose of its interest in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnerships to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General
Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, CHTC had invested in 11 Local Limited Partnerships. Each of these Local Partnerships owns an Apartment Complex that is eligible for the Federal Low Income Housing Tax Credit. Eight of the Apartment Complexes are eligible for the California Low Income Housing Tax Credit. All of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnership's investments nor th Apartment Complexes owned by Local Partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in Local Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the general partners of the Local Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1996, all of the Apartment Complexes were completed and in operation. The Apartment Complexes owned by the Local Limited Partnerships in which CHTC has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTC became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, CHTC's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for maintaining, operating and managing the Apartment Complex.

The following is a schedule of the statu, as of December 31, 1996, of the Apartment Complexes owned by Local Limited Partnerships in which CHTC is a limited partner:

                                      SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1996

                                         No. of              Units                 Units           Percentage of Total
Name & Location                           Apts.            Completed               Occupied        Units Occupied

Alta Vista Investors, Ltd.                 42                      42                   40                    95%
  Orisi, California
BCA Associates, Ltd.                       40                      40                   40                    100
  Anderson, California
Cloverdale Garden Apts., Ltd.              34                      34                   34                    100
  Cloverdale, California
Countryway Associates, Ltd.                41                      41                   36                    90
  Mendota, California
East Garden Apartments, Ltd                51                      51                   51                    100
  Jamestown, California
HPA Investors, Ltd.                        42                      42                   42                    100
  Shafter, California
Knights Landing, Ltd.                      25                      25                   24                    100
  Knights Landing, California
Midland Manor Associates                   40                      40                   39                    98
  Mendota, California
San Jacinto Associates                     38                      38                   33                    89
  San Jacinto, California
Woodlake Manor, Ltd.                       44                      44                   40                    93
  Woodlake, California
Yreka Investment Group, Ltd.               36                      36                   36                    100
  Yreka, California                        --                      --                   --                    ---


                                          433                     433                  416                    96%
                                          ====                    ====                 ====                   ===

Item 2.  Properties

         Through its investment in Local Partnerships CHTCF holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Units. Units can be assigned only if certain requirements in CHTC's Partnership Agreement are satisfied.


At December 31, 1996, there were 683 registered holders of Limited Partnership Interests in CHTCF ("Limited Partners"). The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships. Federal Housing Tax Credits to investors for 1996 and 1995 were $99 and $99, respectively, per Unit. State Low Income Housing Credits in the aggregate amount of $473 to $700 per Unit were generated from 1989 through 1994.

Item 6.  Selected Financial Data




                                                      Years Ended December 31,
                               ----------------------------------------------------------------------

                                   1996            1995           1994          1993           1992
                                  -----           -----          -----         -----          -----

Revenues                          $3,549          $3,911         $2,764        $2,885         $4,698

Partnership operating
expenses                        (138,716)       (145,806)      (145,636)     (157,710)      (158,416)

Equity in loss of
Local Partnership               (476,567)       (412,291)      (437,264)     (375,550)      (506,785)
                                --------        --------       --------      --------       --------

Net loss                       $(611,734)      $(554,186)     $(580,136)    $(530,375)     $(660,503)
                                ========        ========       ========      ========       ========

Net loss per Limited
Partnership Interest           $     (81)      $     (74)     $     (77)    $     (70)     $     (88)
                                =========       =========      =========     =========      =========

Total assets                   $2,526,490      $3,027,914     $3,470,515    $3,938,958     $4,358,291
                                =========       =========      =========     =========      =========

Net investment in
Local Partnerships             $2,442,547      $2,943,052     $3,376,715    $3,836,281     $3,911,040
                                =========       =========      =========     =========      =========

Capital contributions
payable to Local
Partnerships                          -0-             -0-            -0-           -0-             -0-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $600 for the period ended December 31, 1996. This decrease was due to cash used by operating activities for the Partnership of approximately $9,600 and cash provided by investing activities of approximately $9,000 for distributions from Local Partnerships.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $9,200 for the period ended December 31, 1995 This decrease was due to cash used by operating activities for the Partnership of approximately $14,600 and cash provided by investing activities of approximately $5,400 of distributions from Local Partnerships. Cash provided by operating activities for the two years, consisted of interest, and cash used consisted of payments for operating fees and expenses.

The Partnership is indebed to an affiliate of the General Partner for accrued management fees in the amount of approximately $594,000.

The Partnership raised $7,450,000 from investors by means of a public offering. The Net Proceeds available for investment were disbursed for the payment of Acquisition Fees and Acquisition Expenses, the establishment of Reserves, the payment of operating expenses and the acquisition of investments in Local Partnerships which own the Apartment Complexes. The Partnership has paid all capital contributions due for its investments in Local Partnerships and has no further obligations for its property investments.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash sufficient to provide distributions to the Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partners. Nevertheless, the General Partners anticipate that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

Upon completion of its pubic offering (in 1991) the Partnership established working capital reserves of 3.3% of capital contributions (or approximately $247,000), an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partners may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its partnership agreement, the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

Liquidity

CHTC's primary source of funds was the proceeds of its public offering. Other sources of liquidity include interest earned on cash balances and distributions from Local Limited Partnerships. The Local Limited Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the Apartment Complexes or the terms of any government assistance program so require, or (ii) the Local General Partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Limited Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership's or any Local Limited Partnership's operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Limited Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership's investment in one or more Local Limited Partnerships.

Reserves of the Partnership and reserves of the Local Limited Partnership may be increased or decreased from time to time by the General Partner or the Local General Partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distribution and/or Sale or Refinancing Proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

Results of Operations

As reflected on its Statements of Operations, the Partnership had losses of $611,734, $554,186, and $580,136 for the years ended December 31, 1996, 1995, and 1994, respectively. The component items of revenue and expense are discussed below.

Revenue. Partnership revenues consisted entirely of interest earned on cash deposits held in financial institutions as Reserves. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to 0.5% of Invested assets of local Limited Partnerships: accordingly the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Local Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Local Limited Partnerships). The annual management fee incurred was $111,691, $111,691, and $111,693, for the years ended December 31, 1996, 1995, and 1994, respectively.

Office expense consists of the Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in losses from Local Limited Partnerships. The Partnership's equity in losses from Local Limited Partnerships is equal to 99% of the aggregate net loss of the Local Limited Partnerships. After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is generally expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

The Partnership, as a Limited Partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Item 8.  Financial Statements and Supplementary Data











                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1996, 1995 and 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 97% of the total assets of WNC California Tax Credits, L.P., at December 31, 1996 and 1995. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                                         /s/  CORBIN & WERTZ
                                                         -------------------

                                                          CORBIN & WERTZ


Irvine, California
March 15, 1997

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995



ASSETS                                         1996                1995
                                            ----------          ----------

Cash and cash equivalents                $       83,943        $     84,504

Investments in limited partnerships
 (Note 2)                                      2,442,547          2,943,052

Other assets                                       ---                  358
                                              ----------         ----------

                                         $    2,526,490        $  3,027,914
                                             ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities -
  Accrued fees and expenses due to
  general partner and affiliates
  (Note 3)                               $      594,248        $    483,938
                                                -------             -------
Partners' equity (deficit):
  General partner                               (45,518)            (39,401)
  Limited partners (10,000 units
  authorized; 7,450 units issued
  and outstanding at December 31,
  1996 and 1995)                              1,977,760           2,583,377
                                             ----------          ----------

  Total partners' equity                      1,932,242           2,543,976
                                             ----------          ----------

                                         $    2,526,490        $  3,027,914
                                              =========          ==========



                 See accompanying notes to financial statements
                                      FS-2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1996, 1995 and 1994





                                       1996          1995           1994
                                    ----------   ----------     ----------


Interest income                 $     3,549     $     3,911   $     2,764

Operating expenses:
  Amortization (Note 2)              14,904          15,970         19,509
  Partnership management fees
  (Note 3)                          111,691         111,691        111,693
  Legal and accounting                5,175           7,000          7,613
  Office                              6,946          11,145          6,821
                                  ---------      ----------     ----------

   Total operating expenses         138,716         145,806        145,636
                                  ---------      ----------     ----------

Loss from operations               (135,167)       (141,895)      (142,872)

Equity in losses from limited
 partnerships (Note 2)             (476,567)       (412,291)      (437,264)
                                  ----------      ----------     ----------

Net loss                        $  (611,734)    $  (554,186)  $   (580,136)
                                  ==========      ==========     ==========

Net loss allocable to:
  General partners              $    (6,117)    $    (5,542)  $     (5,801)
                                  ==========       =========     ==========
  Limited partners              $  (605,617)    $  (548,644)  $   (574,335)
                                  ==========      ==========     ==========

Net loss per weighted number
 of limited partner units       $    (81.29)    $    (73.64)  $     (77.09)
                                  ==========      ==========     ==========

Outstanding weighted limited
 partner units                         7,450           7,450          7,450
                                  ==========      ==========     ==========


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1996, 1995 and 1994



                             General            Limited
                             Partners           Partners                Total


Equity (deficit) -
 January 1, 1994       $     (28,058)     $    3,706,356        $   3,678,298


Net loss                      (5,801)           (574,335)            (580,136)
                          ----------          ----------           ----------


Equity (deficit) -
 December 31, 1994           (33,859)          3,132,021            3,098,162


Net loss                      (5,542)           (548,644)            (554,186)
                          ----------          ----------           ----------


Equity (deficit) -
 December 31, 1995           (39,401)          2,583,377            2,543,976


Net loss                      (6,117)           (605,617)            (611,734)
                          ----------          ----------           ----------

Equity (deficit) -
 December 31, 1996     $     (45,518)     $    1,977,760        $   1,932,242
                          ==========          ==========           ==========


                 See accompanying notes to financial statements
                                      FS-4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1996, 1995 and 1994


                                               1996           1995            1994
                                            ----------     ----------      ----------
Cash flows from operating activities:
  Net loss                               $  (611,734)   $  (554,186)    $   (580,136)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Amortization                              14,904         15,970           19,509
    Equity in loss of limited
     partnerships                            476,567        412,291          437,264
    Change in other assets                       358          (284)              180
    Change in accrued fees and
     expenses due to general
     partner and affiliates                  110,310        111,585          111,693
                                           ---------     ----------       ----------

Net cash used in operating activities        (9,595)        (14,624)         (11,490)

Cash flows from investing activities -
 Distributions from limited partnerships       9,034          5,402            7,402
                                           ---------     ----------       ----------

Net decrease in cash and cash equivalents      (561)         (9,222)          (4,088)

Cash and cash equivalents, beginning of
 year                                         84,504          93,726          97,814
                                           ---------      ----------      ----------

Cash and cash equivalents, end of year   $    83,943    $     84,504    $     93,726
                                           =========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                          $      ---     $        ---    $        ---
                                           =========      ==========      ==========
  Taxes paid                             $       800    $        800    $        800
                                           =========      ==========      ==========


                 See accompanying notes to financial statements
                                      FS-5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits, L.P. (A California Limited Partnership) (the "Partnership") was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest as a limited partner in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits.

WNC & Associates, Inc., a California corporation, and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partner"). The Cooper Revocable Trust is the principal shareholder of WNC & Associates, Inc.

The Partnership shall continue to be in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership Interests at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000 had been accepted. The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 3), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.



Continued

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investment in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. The accounting policies of the limited partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment and are being amortized over 30 years (Note 2).

Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents.

Organization Costs

Organization costs of $59,142 were being amortized on the straight-line method over sixty months. Such costs were fully amortized at December 31, 1996 and 1995.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses amounting to $946,704 at December 31, 1996 and 1995 and are reflected as a reduction of limited partners' capital.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss Per Limited Partner Units

Net loss per weighted number of limited partner units is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.



Continued

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of  December  31,  1996  and  1995,  the  Partnership  has  acquired  limited partnership interests in eleven limited partnerships which own and operate apartment complexes consisting of 433 apartment units. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partner business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investment in limited partnerships as reflected in the accompanying balance sheets at December 31, 1996 and 1995, is approximately $225,000 and $271,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due primarily to acquisition, selection and other costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and to certain costs incurred by the limited partnerships which were netted against partners' capital on the limited partnerships' financial statements. Acquisition, selection and other costs capitalized by the Partnership are being amortized over 30 years (see Note 3).

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                        1996            1995
                                                     ----------      ----------

Investments per balance sheet,
 beginning of year                               $   2,943,052      $ 3,376,715

Equity in loss of limited partnerships                (476,567)        (412,291)

Distributions                                           (9,034)          (5,402)

Amortization of capitalized acquisition costs          (14,904)         (15,970)
                                                     ----------       ----------

Investments per balance sheet, end of year       $   2,442,547      $ 2,943,052
                                                    ==========       ==========


Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                  December 31,

Assets                                              1996                1995
------                                           ----------          ----------

Buildings and improvements, net of
 accumulated depreciation for 1996 and
 1995 of $4,200,000 and $3,589,000,
 respectively                               $    17,203,000     $    17,772,000
Land                                              1,484,000           1,484,000
Other assets                                      1,331,000           1,366,000
                                                 ----------          ----------
     Total assets                           $    20,018,000     $    20,622,000
                                                 ==========          ==========


Continued

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                  COMBINED CONDENSED BALANCE SHEETS, continued

                                  December 31,

Liabilities                                      1996                   1995
-----------                                    ----------            ----------

Mortgage loans payable                     $   16,882,000       $    16,891,000
Other liabilities                                 542,000               574,000
                                               ----------            ----------
     Total liabilities                         17,424,000            17,465,000
                                               ----------            ----------

Partners' Capital

WNC California Housing Tax Credits, L.P.        2,218,000             2,672,000
Other partners                                    376,000               485,000
                                               ----------            ----------
     Total partners' capital                    2,594,000             3,157,000
                                               ----------            ----------

Total liabilities and partners' capital    $   20,018,000       $    20,622,000
                                               ==========            ==========



                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                        For The Years Ended December 31,

                                   1996              1995              1994
                                ----------        ----------        ----------

Total revenues               $   1,771,000     $   1,783,000      $  1,757,000

Expenses:
  Operating expenses             1,236,000         1,159,000           409,000
  Interest expense                 406,000           407,000           694,000
  Depreciation and amort-
   ization                         611,000           633,000         1,096,000
                                ----------        ----------        ----------

Total expenses                   2,253,000         2,199,000         2,199,000
                                ----------        ----------        ----------

Net loss                     $    (482,000)    $    (416,000)     $   (442,000)
                                ==========        ==========        ==========

Net loss allocable to the
 Partnership                 $    (477,000)    $    (412,000)     $   (437,000)
                                 ==========        ==========       ==========


Certain limited partnerships have incurred operating losses and working capital deficiencies. In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.



Continued

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1996, 1995 and 1994



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1996 and 1995, acquisition fees of $447,060 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $157,149 and $142,245 as of December 31, 1996 and 1995,
          respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership incurred acquisition costs of $32,018 which have been included in the limited partnership investment. Such costs were fully amortized at December 31, 1996 and 1995.

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Fees of $111,691, $111,691 and $111,693 were incurred for 1996, 1995 and 1994, respectively. No amounts were paid during 1996, 1995 or 1994.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services.

Accrued fees and expenses due to General Partner and affiliates are summarized as follows:

                                                       December 31,
                                                       ------------
                                               1996                     1995
                                            ----------               ----------

Due to affiliate                         $          13          $         1,394
Annual management fees accrued net of
 amounts owed by General Partner               594,235                  482,544
                                            ----------               ----------

Total                                    $     594,248          $       483,938
                                            ==========               ==========


NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



Item 10.  Directors and Executive Officers of the Registrant



Directors of Registrant

Directors and Executive Officers of WNC & Associates, Inc.
         The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders (NAHB) and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.


Item 11.  Executive Compensation


The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $111,691, $111,691, and $111,693 were incurred for 1996, 1995, and 1994 respectively.


(b) The General Partners were allocated federal and California Housing Tax Credits for 1995 and 1994 as follows:


WNC & ASSOCIATES, INC.


                   1996     1995     1994
                   ----     ----     ----
Federal          $6,715    6,715   $6,715
California          --       --     1,305
               -------- -------- --------
                 $6,715   $6,715   $8,020
                 ======   ======   ======


WILFRED N. COOPER


                   1996      1995    1994
                   ----      ----    ----
Federal          $  746    $  746  $  746
California           --        --     145
               -------- --------- -------
                 $  746    $  746  $  891
                 ======    ======  ======

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)      Security Ownership of Management

         Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in CHTCF III.

(c)      Changes in Control

         The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner

Item 13.  Certain Relationships and Related Transactions

         WNC & Associates, Inc. All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:
Report of independent public accountants.

Balance sheet as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

Statement of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
N/A
Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10 K for the year ended December 31, 1994.


         Reports on Form 8-K

No reports of Form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.


By: WNC & Associates, Inc.  General  Partner of the
Registrant

By:       /s/    John B. Lester, Jr.
   __________________________________________________
John B. Lester, Jr. President and Chief Opertating Officer of WNC & Associates, Inc.

Date: April 21, 1997

By:       /s/    Theodore M. Paul
   __________________________________________________
Theodore M. Paul Vice-President Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: April 21, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/    Wilfred N. Cooper, Sr.
   __________________________________________________
Wilfred N. Cooper, Sr.     Director and Chairman of the Board
WNC & Associates, Inc.

Date: April 21, 1997

By:       /s/    John B. Lester, Jr.
   __________________________________________________

John B. Lester, Jr.        Director and Secretary of the Board
WNC & Associates, Inc.

Date: April 21, 1997