Form 10-Q
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1997-05-20
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements                                               2

 Omitted


 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations
 Omitted                                                                    2


PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                             3

       Signatures                                                           4

Item 1.  Financial Statements

Omitted








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted

Part II.  Other Information

Item 1.  Legal Proceedings

None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

Date: May 20, 1997

By:/s/ Theodore M. Paul
-----------------------
       Theodore M. Paul      Vice President-Finance, WNC & Associates, Inc.

Date: May 20, 1997