Form 10-Q/A
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1997-06-18
CIK 845750

FORM 10-Q/A

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

            Balance Sheets
                  March 31, 1997 and December 31, 1996                        3

            Statement of Operations
                  For the Three months Ended March 31, 1997 and 1996          4

            Statement of Partners' Equity
                  For the Three months Ended March 31, 1997 and 1996          5

            Statement of Cash Flows
                  For the Three months Ended March 31, 1997 and 1996          6

            Notes to Financial Statements                                     7

       Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10


PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                              12

       Signatures                                                            13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                           1997                      1996
                                           ----                      ----
                                     ASSETS

Cash and cash equivalents             $    86,765                $    83,943
 Investment in limited
  partnerships - Note 2                 2,318,628                  2,442,547
 Other assets - Note 4                          -                          -
                                        ---------                  ---------
                                      $ 2,405,393                $ 2,526,490
                                        =========                  =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
    - Note 3                          $   625,327                $   594,248

Partners' equity (deficit):
 General partner                          (47,040)                   (45,518)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                      1,827,106                  1,977,760
                                       ----------                  ---------
Total partners' equity                  1,780,066                  1,932,242
                                       ----------                  ---------
                                      $ 2,405,393                $ 2,526,490
                                       ==========                  =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996


                                                1997                   1996
                                                ----                   ----
   Interest income                        $      522               $     892
                                               -----                   -----
   Operating expenses:
   Amortization                                3,726                   3,726
   Asset management fees (Note 4)             27,923                  27,923
   Legal and accounting                        2,000                   1,000
   Other                                       1,049                     272
                                             -------                  ------
   Total operating expenses                   34,698                  32,921
                                             -------                  ------
   Loss from operations                      (34,176)                (32,029)
                                            --------                  ------
   Equity in loss from
    limited partnerships                    (118,000)                (93,000)
                                           ---------                 -------
   Net loss                                $(152,176)              $(125,029)
                                            ========                ========
   Net loss allocated to:
     General partner                       $  (1,522)              $  (1,250)
                                              ======                  ======

     Limited partners                      $(150,654)              $(123,779)
                                             =======                ========

   Net loss per limited
    partner units (7,450 units
    issued and outstanding)                $     (20)            $       (17)
                                               ======                    ====

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1997 and 1996




For the Three Months Ended March 31, 1997

                                           General         Limited
                                           Partner         Partner         Total
                                            -------        -------         -----
Equity (deficit), December 31, 1996    $  (45,518)       $  1,977,760    $  1,932,242


Net loss for the three months ended
 March 31, 1997                            (1,522)           (150,654)       (152,176)
                                          --------            -------      ----------


Equity (deficit), March 31, 1997       $  (47,040)       $  1,827,106     $ 1,780,066
                                         ==========         =========        =========






For the Three Months Ended March 31, 1996

                                           General         Limited
                                           Partner         Partner         Total
                                           -------         -------         -----
Equity (deficit), December 31, 1995    $  (39,401)       $ 2,583,377      $ 2,543,976

Net loss for the three months ended
 March 31, 1996                            (1,250)          (123,779)        (125,029)
                                           -------         ----------       ----------


Equity (deficit), March 31, 1996       $  (40,651)       $ 2,459,598      $ 2,418,947
                                          ========        ==========        =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                    (A California Limited Partnership)

                        STATEMENT OF CASH FLOWS
            For the Three Months Ended March 31, 1997 and 1996


                                                       1997              1996
                                                       ----              ----
  Cash flows used by operating activities:

    Net loss                                         $ (152,176)    $  (125,029)
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Equity in loss of limited partnerships         118,000         93,000
          Amortization                                     3,726          3,726
          Asset management fee                            27,923         27,923
          Change in other assets                               -             39
          Accrued fees and expense due to
          general partner and affiliates                  3,156            (123)
                                                          ------          -----

               Net cash used by operating activities        629            (464)
                                                           ----           -----

  Cash flows provide by investing activities:
      Distribution from limited partnerships              2,193               -
                                                          -----            ----

  Net decrease in cash and cash equivalents               2,822            (464)

  Cash and cash equivalents, beginning of period         83,943          84,504
                                                         -------         ------

  Cash and cash equivalent, end of period            $   86,765      $   84,040
                                                        =======          ======






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report for the year ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1997, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1997 and December 31, 1996:

                                                1997                  1996
                                                ----                  ----

          Investment balance,
            beginning of period              $  2,442,547         $ 2,943,052
          Equity in loss of limited
            partnership                          (118,000)           (476,567)
          Distributions                            (2,193)             (9,034)
          Amortization of capitalized
            acquisition costs                      (3,726)            (14,904)
                                                ---------            --------
          Investment balance,
            end of period                     $  2,318,628         $ 2,442,547
                                                ==========           +========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information for the three months ended March 31, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                               1997                 1996
                                               ----                 ----

         Total revenue                  $    443,000           $   446,000
                                            --------               -------

         Interest expense                     101,000               92,000
         Depreciation                         153,000              158,000
         Operating expenses                   309,000              290,000
                                             --------              -------
         Total expenses                       563,000              540,000
                                             --------              -------
         Net loss                        $   (120,000)          $  (94,000)
                                              =======              =======
         Net loss allocable to the
           Partnership                   $   (118,000)          $  (93,000)
                                             =======               =======



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $27,923 was incurred for each three month period ended March 31, 1997 and 1996 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS

Other assets is presented net of accumulated amortization of $59,142 at March 31, 1997 and December 31, 1996.

NOTE 5 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net increases/(decreases) in cash and cash equivalents of $2,822 and $(464) for the three months ended March 31, 1997 and 1996. The increase in cash in 1997 resulted as cash provided by operating activities and investing activities exceeded cash used in investing activities. The decrease in cash in 1996 resulted as cash used in operating activities exceeded cash provided by operating activities., Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $87,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

It is not expected that any of the limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under its partnership agreement, the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or limited partnerships. Accordingly, if circumstances arise that cause the limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the general partners of the limited partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, as the apartment complexes owned by the limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the limited partnerships, (iii) other equity source (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the limited partnershipin question. If such funds are not available, the limited partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

Results of Operations

Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating losses until sale of the apartment complex(es). Additionally, eight of the limited partnerships generated California low income housing credits for a period of four years.

As reflected on its Statements of Operations, the Partnership has a loss of approximately $152,000 and $125,000 the three months ended March 31, 1997 and 1996. The components items of revenue and expense are discussed below.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner



By:/s/ John B. Lester, Jr.
--------------------------
By:  John B. Lester, Jr.   President- WNC & Associates, Inc.

Date: June 19, 1997

By: /s/ Theodore M. Paul
------------------------
By:  Theodore M. Paul      Vice President-Finance, WNC & Associates, Inc.

Date: June 19, 1997