Form 10-Q
period 1997-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1997-08-12
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets .............................................................3
       June 30, 1997 and December 31, 1996

 Statement of Operations
       For the Three months and six months ended June 30, 1997 and 1996 .... 4

 Statement of Partners' Equity
       For the Six months ended June 30, 1997 and 1996 ......................5

 Statement of Cash Flows
       For the Six months ended June 30, 1997 and 1996 ......................6

 Notes to Financial Statements ..............................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...........................................10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................12

Signatures ..................................................................13

                      WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                               BALANCE SHEETS
                        June 30, 1997 and December 31, 1996


                                               1997                     1996
                                               ----                     ----
                                  ASSETS

Cash and cash equivalents           $         72,516         $          83,943

 Investment in limited
  partnerships - Note 2                    2,193,441                 2,442,547

 Other assets - Note 4                             -                         -
                                          ----------                ----------
                                    $      2,265,957         $       2,526,490
                                          ==========                ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
   - Note 3                         $        644,668         $         594,248
                                          ----------                ----------

Partners' equity (deficit):
 General partner                             (48,628)                  (45,518)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                         1,669,917                 1,977,760
                                          ----------                ----------

Total partners' equity                     1,621,289                 1,932,242
                                          ----------                ----------

                                    $      2,265,957         $       2,526,490
                                          ============              ==========


                                    UNAUDITED
                  See Accompanying Notes to Financial Statements

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                         (A California Limited Partnership)

                              STATEMENT OF OPERATIONS
           For the Three and Six  Months  Ended  June 30,  1997 and 1996

                                      1997                      1996
                                      ----                      ----

                               Three       Six           Three        Six
                               Months      Months        Months       Months

Interest income         $        578  $     1,100    $      852    $     1,744
                             -------      -------       -------       --------

Operating expenses:
Amortization                   3,726        7,452         3,726          7,452
Asset management fees
 (Note 4)                     27,923       55,846        27,923         55,846
Legal and accounting           3,087        5,087         4,175          5,175
Other                          5,919        6,968         6,183          6,455
                            --------      -------       -------       --------

Total operating expenses      40,655       75,353        42,007         74,928
                            --------      -------       -------       --------

Loss from operations         (40,077)     (74,253)      (41,155)       (73,184)
                            --------      -------       -------       --------

Equity in loss from
 limited partnerships       (118,700)    (236,700)     (105,000)      (198,000)
                           ---------     --------      --------      ---------

Net loss                 $  (158,777) $  (310,953)   $ (146,155)  $   (271,184)
                           =========     ========      ========      =========

Net loss allocated to:
  General partner        $    (1,588) $    (3,110)   $   (1,462)  $     (2,712)
                           =========     ========      ========      =========

  Limited partners       $  (157,189) $  (307,843)   $ (144,693)  $   (268,472)
                           =========     ========      ========      =========

Net loss per limited
 partner units (7,450 units
 issued and outstanding) $       (21) $       (41)   $      (19)  $        (36)
                           =========     ========      ========      =========


                                       UNAUDITED
                      See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                           STATEMENT OF  PARTNERS'  EQUITY
                  For the Six Months Ended June 30, 1997 and 1996




For the Six  Months Ended June 30, 1997
                                        General         Limited
                                        Partner         Partner        Total

Equity (deficit), December 31, 1996  $  (45,518)  $   1,977,760   $  1,932,242

Net loss for the six months ended
  June 30, 1997                          (3,110)       (307,843)      (310,953)
                                       --------      ----------     ----------

Equity (deficit), June 30, 1997      $  (48,628)  $   1,669,917   $  1,621,289
                                       ========      ==========     ==========





For the Six  Months Ended June 30, 1996
                                        General          Limited
                                        Partner          Partner       Total

Equity (deficit), December 31, 1995  $  (39,401)  $    2,583,377  $  2,543,976

Net loss for the six months ended
  June 30, 1996                          (2,712)        (268,472)     (271,184)
                                       --------       ----------    ----------

Equity (deficit), June 30, 1996      $  (42,113)  $    2,314,905  $  2,272,792
                                       ========       ==========    ==========



                                    UNAUDITED
                  See Accompanying Notes to Financial Statements

                        WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                            (A California Limited Partnership)

                                 STATEMENT  OF  CASH  FLOWS
                    For  the  Six Months Ended June 30, 1997 and 1996


                                                       1997              1996
                                                       ----              ----
Cash flows used by operating activities:

Net loss                                        $     (310,953) $     (271,184)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss of limited partnerships               236,700         198,000
  Amortization                                           7,452           7,452
  Asset management fee                                  55,845          55,846
  Change in other assets                                     -             330
  Accrued fees and expense due to
   general partner and affiliates                       (5,425)         (1,096)
                                                      --------         -------
   Net cash used by operating activities               (16,381)        (10,652)
                                                      --------         -------

Cash flows provided by investing activities:
   Distributions from limited partnerships               4,954           8,035
                                                      --------         -------

Net decrease in cash and cash equivalents              (11,427)         (2,617)

Cash and cash equivalents, beginning of period          83,943          84,504
                                                      --------         -------

Cash and cash equivalent, end of period          $      72,516  $       81,887
                                                      ========         =======



                                       UNAUDITED
                 See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended.

Organization
------------

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

                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued
--------------------------------------------------

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Cash and Cash Equivalents
-------------------------

The Partnership considers all bank certificates of deposit with a maturity of less than six months to be cash equivalents.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1997 and December 31, 1996:

                                       1997                        1996
                                       ----                        ----

 Investment balance,
   beginning of period             $    2,442,547               $    2,943,052
 Equity in loss of limited
   partnership                           (236,700)                    (476,567)
 Distributions                             (4,954)                      (9,034)
 Amortization of capitalized
   acquisition costs                       (7,452)                     (14,904)
                                       ----------                   ----------
 Investment balance,
   end of period                   $    2,193,441               $    2,442,547
                                       ==========                   ==========

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the six months ended June 30, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                1997                 1996
                                                ----                 ----

 Total revenue                          $        885,000     $        891,000
                                              ----------           ----------

 Interest expense                                201,000              195,000
 Depreciation                                    305,000              317,000
 Operating expenses                              618,000              579,000
                                              ----------           ----------
 Total expenses                                1,124,000            1,091,000
                                              ----------           ----------

 Net loss                                $     ($239,000)    $       (200,000)
                                              ==========           ==========
 Net loss allocable to the
   Partnership                           $     ($236,700)    $      ($198,000)
                                              ==========           ==========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $55,846 was incurred for each six month period ended June 30, 1997 and 1996 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS
---------------------

Other assets is presented net of accumulated amortization of $59,142 at June 30, 1997 and December 31, 1996.

NOTE 5 - INCOME TAXES
---------------------

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of $11,427 and $2,617 for the six months ended June 30, 1997 and 1996. The decrease in cash in 1997 and 1996 resulted as cash used by operating activities exceeded cash provided by investing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $73,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $311,000 and $271,000 the six months ended June 30, 1997 and 1996. The components items of revenue and expense are discussed below.

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

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.,  General Partner

By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President- WNC & Associates, Inc.

Date: August 12, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance, WNC & Associates, Inc.

Date: August 12, 1997