Form 10-Q
period 1997-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1997-11-07
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                   WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                      (A California Limited Partnership)

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets
     September 30, 1997 and December 31, 1996...............................3

   Statement of Operations
     For the three months and nine months ended
      September 30, 1997 and 1996...........................................4

   Statement of Partners' Equity
     For the nine months ended September 30, 1997 and 1996..................5

   Statement of Cash Flows
     For the nine months ended September 30, 1997 and 1996..................6

   Notes to Financial Statements............................................7

Item 2. Management's Discussion and Analysis of Financial
  Condition and  Results of Operations......................................10


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................12

   Signatures...............................................................13

                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                                   BALANCE SHEETS
                     September 30, 1997 and December 31, 1996


                                                  1997                  1996
                                                  ----                  ----
                                       ASSETS

Cash and cash equivalents               $        78,490        $        83,943

 Investment in limited
  partnerships - Note 2                       2,071,415              2,442,547

 Other assets - Note 4                                -                      -
                                             ----------             ----------
                                        $     2,149,905        $     2,526,490
                                             ==========             ==========

                                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
    - Note 3                           $        678,952        $       594,248

Partners' equity (deficit):
 General partner                                (50,131)               (45,518)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                            1,521,084              1,977,760
                                             ----------             ----------
Total partners' equity                        1,470,953              1,932,242
                                             ----------             ----------

                                        $     2,149,905         $    2,526,490
                                             ==========             ==========


                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                       WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                         (A California Limited Partnership)

                              STATEMENT OF OPERATIONS
       For the Three and Nine Months Ended  September 30, 1997 and 1996

                                       1997                       1996
                                       ----                       ----
                              Three          Nine        Three          Nine
                              Months         Months      Months         Months
                              ------         ------      ------         ------

Interest income          $       548   $      1,648   $     916   $      2,660
                           ---------      ---------     -------       --------


Operating expenses:
Amortization                   3,726         11,178       3,726         11,178
Asset management fees
  (Note 3)                    27,922         83,768      27,923         83,769
Legal and accounting             751          5,838           -          5,175
Other                            185          7,153         477          6,932
                           ---------      ---------     -------       --------

Total operating expenses      32,584        107,937      32,126        107,054
                           ---------      ---------     -------       --------

Loss from operations         (32,036)      (106,289)    (31,210)      (104,394)

Equity in loss from
 limited partnerships       (118,300)      (355,000)    (99,000)      (297,000)
                           ---------      ---------     -------       ---------

Net loss                $   (150,336)   $  (461,289) $ (130,210)  $   (401,394)
                           =========      =========    ========       ========

Net loss allocated to:
  General partner       $     (1,503)   $    (4,613) $   (1,302)  $     (4,014)
                           =========      =========    ========       ========

  Limited partners      $   (148,833)   $  (456,676) $ (128,908)  $   (397,380)
                           =========      =========    ========       ========

Net loss per limited
 partner units (7,450 units
 issued and outstanding) $       (20)   $       (61) $      (17)  $        (53)
                           =========      =========    ========       ========


                                          UNAUDITED
                       See Accompanying Notes to Financial Statements

                      WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                         (A California Limited Partnership)

                           STATEMENT OF PARTNERS'  EQUITY
               For the Nine Months Ended  September  30, 1997 and 1996


For the Nine  Months Ended September 30, 1997

                                         General         Limited
                                         Partner         Partner         Total
                                         -------         -------         -----

Equity (deficit), December 31, 1996  $   (45,518)  $   1,977,760  $  1,932,242

Net loss for the nine months ended
  September 30, 1997                      (4,613)       (456,676)     (461,289)
                                       ---------       ---------     ---------


Equity (deficit), September 30, 1997 $   (50,131)  $   1,521,084  $  1,470,953
                                       =========       =========     =========





For the Nine  Months Ended September 30, 1996

                                         General          Limited
                                         Partner          Partner        Total
                                         -------          -------        -----

Equity (deficit), December 31, 1995  $   (39,401)    $  2,583,377  $ 2,543,976

Net loss for the nine months ended
  September 30, 1996                      (4,014)        (397,380)    (401,394)
                                       ---------        ---------    ---------

Equity (deficit), September 30, 1996 $   (43,415)    $  2,185,997  $ 2,142,582
                                       =========       ==========    =========




                                       UNAUDITED
                  See Accompanying Notes to Financial Statements

                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                        (A California Limited Partnership)

                           STATEMENT  OF CASH  FLOWS
               For the Nine Months Ended September 30, 1997 and 1996


                                                    1997                1996
                                                    ----                ----
Cash flows used by operating activities:

 Net loss                                    $    (461,289)     $     (401,394)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships          355,000             297,000
   Amortization                                     11,178              11,178
   Asset management fee                             83,767              83,769
   Change in other assets                                -                 321
   Accrued fees and expense due to
     general partner and affiliates                    937                (619)
                                                 ---------            --------

      Net cash used by operating activities        (10,407)             (9,745)
                                                 ---------            --------

Cash flows provided by investing activities:
    Distribution from limited partnerships           4,954               9,035
                                                 ---------            --------


Net decrease in cash and cash equivalents           (5,453)               (710)

Cash and cash equivalents, beginning of period      83,943              84,504
                                                 ---------            --------

Cash and cash equivalent, end of period      $      78,490      $       83,794
                                                 =========            ========





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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1997 and December 31, 1996:

                                             1997                       1996
                                             ----                       ----

  Investment balance,
    beginning of period              $    2,442,547             $    2,943,052
  Equity in loss of limited
    partnership                            (355,000)                  (476,567)
  Distributions                              (4,954)                    (9,034)
  Amortization of capitalized
    acquisition costs                       (11,178)                   (14,904)
                                          ---------                   --------
  Investment balance,
    end of period                    $    2,071,415             $    2,442,547
                                          =========                  =========

                      WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                          (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the nine months ended September 30, 1997 and 1996 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                1997                 1996
                                                ----                 ----

  Total revenue                          $    1,328,000       $      1,337,000
                                              ---------              ---------

  Interest expense                              302,000                293,000
  Depreciation                                  458,000                475,000
  Operating expenses                            927,000                869,000
                                              ---------              ---------
  Total expenses                              1,687,000              1,637,000
                                              ---------              ---------

  Net loss                                $   (359,000)      $       (300,000)
                                              =========              =========
  Net loss allocable to the
    Partnership                           $   (355,000)      $       (297,000)
                                              =========              =========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. Fees of $83,768 and $83,769 were incurred for the nine month periods ended September 30, 1997 and 1996, respectively, and are reflected as expenses of the Partnership.

NOTE 4 - OTHER ASSETS
---------------------

Other assets is presented net of accumulated amortization of $59,142 at September 30, 1997 and December 31, 1996.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of $5,453 and $710 for the nine months ended September 30, 1997 and 1996. The decrease in cash in 1997and 1996 resulted as cash used by operating activities exceeded cash provided by investing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $78,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

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


Results of Operations
---------------------

Consistent with the Partnership's investment objectives, each limited partnership is generating federal low income housing credits for a period of approximately ten years, and (as discussed below) is generating losses until sale of the apartment complex(es). Additionally, eight of the limited partnerships generated California low income housing credits for a period of four years.

As reflected on its Statements of Operations, the Partnership has a loss of approximately $461,000 and $401,000 the nine months ended September 30, 1997 and 1996. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

Date: November 7, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President-Finance, WNC & Associates, Inc.

Date: November 7, 1997