Form 10-K
period 1997-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1998-04-14
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x


                       DOCUMENTS INCORPORATED BY REFERENCE

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

NONE

Item 1.  Business

Organization

WNC California Tax Housing Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal and California income tax credits ("Low Income Housing Credits").

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partners"). Wilfred N. Cooper, Sr through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of Associates. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the Partnership has no employees of its own.

Associates became a general partner upon its acquisition of all of the outstanding stock of WNC Resources, Inc. in August 1991. WNC Resources, Inc. was originally a general partner and Mr. Cooper was its principal shareholder.

On March 16, 1989, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Units. As of the close of the public offering, October 31, 1990, a total of 7,450 Units representing $7,450,000 had been sold. Holders of Units are referred herein as "Limited Partners".


Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes (and then subject to the ability of government lenders to disapprove of transfers), it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, CHTC has invested in 11 Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is eligible for the federal Low Income Housing Tax Credit. Eight of the Apartment Complexes are eligible for the California Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Some of these risks are that the Housing Tax Credit could be recaptured and neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the general partners of the Local Limited Partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, all of the Apartment Complexes were completed and in operation. The Apartment Complexes owned by the Local Limited Partnerships in which CHTC has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. CHTC became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the general partners of the respective Local Limited Partnerships ("Local General Partners"). As a limited partner, CHTC's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which CHTC is a limited partner.

                                      SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                         IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                                   AS OF DECEMBER 31, 1997

                                         No. of              Units                 Units           Percentage of Total
Name & Location                           Apts.            Completed               Occupied        Units Occupied
---------------                           -----            ---------               --------        --------------
Alta Vista Investors, Ltd.                 42                      42                   41                    98%
  Orisi, California
BCA Associates, Ltd.                       40                      40                   40                    100%
  Anderson, California
Cloverdale Garden Apts., Ltd.              34                      34                   34                    100%
  Cloverdale, California
Countryway Associates, Ltd.                41                      41                   39                    95%
  Mendota, California
East Garden Apartments, Ltd                51                      51                   49                    96%
  Jamestown, California
HPA Investors, Ltd.                        42                      42                   41                    98%
  Shafter, California
Knights Landing, Ltd.                      25                      25                   23                    92%
  Knights Landing, California
Midland Manor Associates                   40                      40                   37                    94%
  Mendota, California
San Jacinto Associates                     38                      38                   26                    68%
  San Jacinto, California
Woodlake Manor, Ltd.                       44                      44                   39                    89%
  Woodlake, California
Yreka Investment Group, Ltd.               36                      36                   35                    97%
  Yreka, California                        --                      --                   --                    --
                                          433                     433                  404                    93%
                                          ====                    ====                 ===                    ===


Item 2.  Properties

         Through its investment in Local Partnerships CHTC holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

         NONE.

Item 4.  Submission of Matters to a Vote of Security Holders

NONE.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Item 5a.
(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in CHTC's Agreement of Limited Partnership ("Partnership Agreement") are satisfied. (b) At December 31, 1997, there were 688 Limited Partners. (c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received $99 and $100 federal Low Income Housing Credits per Unit for the years 1996 and 1997, respectively. State Low Income Housing Credits in the aggregate amount of $473 to $700 per Limited Partnership Interest were generated from 1989 through 1994.
 Item 6.  Selected Financial Data


                                                    Years Ended December 31,

                            1997               1996              1995                1994                  1993
                            -----              -----             -----               ----                  ----
Revenues                       $2,227             $3,549            $3,911             $2,764                 $2,885

Partnership
operating  expenses         (139,595)          (138,716)         (145,806)          (145,636)              (157,710)

Equity in loss of
Local Partnership           (420,868)          (476,567)         (412,291)          (437,264)              (375,550)
                            --------           --------          --------           ---------              --------

Net loss                   $(558,236)         $(611,734)        $(554,186)         $(580,136)             $(530,375)
                            ========           ========          ========           ========               ========

Net loss per Limited
Partnership Interest     $       (74)       $       (81)      $       (74)           $                  $       (70)
                          ==========         ==========        ==========             =======            ==========
                                                                                         (77)

Total assets               $2,079,931         $2,526,490        $3,027,914         $3,470,515             $3,938,958
                            =========          =========         =========          =========              =========

Net investment in
Local Partnerships         $2,001,822         $2,442,547        $2,943,052         $3,376,715             $3,836,281
                            =========          =========         =========          =========              =========

Capital contributions
payable to Local
Partnerships                      -0-                -0-               -0-                -0-                    -0-
                                   =                  =                 =                  =                      =

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

 The Partnership raised $7,450,000 from investors by means of a public offering. The Net Proceeds available for investment were disbursed for the payment of Acquisition Fees and Acquisition Expenses, the establishment of Reserves, the payment of operating expenses and the acquisition of investments in Local Limited Partnerships which own the Apartment Complexes. The Partnership has paid all capital contributions due for its investments in Local Limited Partnerships and has no further obligations for its property investments.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $5,800 for the period ended December 31, 1997. This decrease was due to cash used by operating activities for the Partnership of approximately $10,800 and cash provided by investing activities of approximately $5,000 of distributions from Local Limited Partnerships.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $600 for the period ended December 31, 1996. This decrease was due to cash used by operating activities for the Partnership of approximately $9,600 and cash provided by investing activities of approximately $9,000 of distributions from Local Limited Partnerships. Cash provided by operating activities for the two years, consisted of interest, and cash used consisted of payments for operating fees and expenses.

It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partners. Nevertheless, the General Partners anticipate that capital raised from the sale of the Units is sufficient to fund the Partnership's operations.

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

Under its partnership agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the local limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.


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


Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had losses of $558,236, $611,734 and $554,186 for the years ended December 31, 1997, 1996, and
1995, respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fees is equal to 0.5% of Invested assets of local Limited Partnerships: accordingly the amount to be incurred in the future is a function of the level of such invested assets (i.e., the sum of the Partnerships' capital contributions to the Local Limited Partnerships plus the Partnership's share of the debts related to the Apartment Complexes owned by such Local Limited Partnerships). The annual management fee incurred was $111,691, $111,691, and $111,691, for the years ended December 31, 1997, 1996, and 1995, respectively, of which no amounts were paid in such years.

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

The Partnership, as a Limited Partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Item 8.  Financial Statements and Supplementary Data

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                        December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 96% and 97% of the total assets of WNC California Tax Credits, L.P., at December 31, 1997 and 1996, respectively. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.





                                                             /s/CORBIN & WERTZ
                                                             -----------------
                                                                CORBIN & WERTZ

Irvine, California
March 18, 1998

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996




                                                                               1997                   1996
                                                                          ---------------        ----------------

ASSETS

Cash and cash equivalents                                               $         78,109        $          83,943

Investments in limited partnerships (Note 2)                                   2,001,822                2,442,547
                                                                         ---------------         ----------------

                                                                        $      2,079,931        $       2,526,490
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities -
   Accrued fees and expenses due to general partner and
    affiliates (Note 3)                                                 $        705,925        $         594,248
                                                                         ---------------         ----------------

Partners' equity (deficit):
   General partners                                                              (51,100)                 (45,518)
   Limited partners (10,000 units authorized; 7,450 units
    issued and outstanding at December 31, 1997 and 1996)                      1,425,106                1,977,760
                                                                         ---------------         ----------------

         Total partners equity                                                 1,374,006                1,932,242
                                                                         ---------------         ----------------

                                                                        $      2,079,931        $       2,526,490
                                                                         ===============         ================


                See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                 1997                1996                1995
                                                            ---------------     ---------------     ---------------

Interest income                                            $        2,227      $        3,549     $        3,911

Operating expenses:
   Amortization (Note 2)                                           14,904              14,904             15,970
   Partnership management fees (Note 3)                           111,691             111,691            111,691
   Legal and accounting                                             5,339               5,175              7,000
   Office                                                           7,661               6,946             11,145
                                                            -------------       -------------      -------------

         Total operating expenses                                 139,595             138,716            145,806
                                                            -------------       -------------      -------------

Loss from operations                                             (137,368)           (135,167)          (141,895)

Equity in losses from limited partnerships (Note 2)              (420,868)           (476,567)          (412,291)
                                                            -------------       -------------      -------------

Net loss                                                   $     (558,236)     $     (611,734)    $     (554,186)
                                                            =============       =============      =============

Net loss allocable to:
   General partners                                        $       (5,582)     $       (6,117)    $       (5,542)
                                                            =============       =============      =============
   Limited partners                                        $     (552,654)     $     (605,617)    $     (548,644)
                                                            =============       =============      =============

Net loss per weighted number of limited partners
 units                                                     $       (74.18)     $      (81.29)     $       (73.64)
                                                            =============       ============       =============

Outstanding weighted limited partner units                          7,450               7,450              7,450
                                                            =============       =============      =============

                See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                               General             Limited
                                                               Partners            Partners             Total
                                                            ---------------     ---------------     ---------------

Equity (deficit) - January 1, 1995                         $      (33,859)     $    3,132,021     $    3,098,162

Net loss                                                           (5,542)           (548,644)          (554,186)
                                                            -------------       -------------      -------------

Equity (deficit) - December 31, 1995                              (39,401)          2,583,377          2,543,976

Net loss                                                           (6,117)           (605,617)          (611,734)
                                                            -------------       -------------      -------------

Equity (deficit) - December 31, 1996                              (45,518)          1,977,760          1,932,242

Net loss                                                           (5,582)           (552,654)          (558,236)
                                                            -------------       -------------      -------------

Equity (deficit) - December 31, 1997                       $      (51,100)     $    1,425,106     $    1,374,006
                                                            =============       =============      =============



                See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                                 1997                1996                1995
                                                            ---------------     ---------------     ---------------
Cash flows from operating activities:
   Net loss                                                $     (558,236)     $     (611,734)    $     (554,186)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Amortization                                                14,904              14,904             15,970
       Equity in loss of limited partnerships                     420,868             476,567            412,291
       Change in other assets                                           -                 358               (284)
       Change in accrued fees and expenses
        due to general partner and affiliates                     111,677             110,310            111,585
                                                            -------------       -------------      -------------

   Net cash used in operating activities                          (10,787)             (9,595)           (14,624)

Cash flows provided by investing activities -
   Distributions from limited partnerships                          4,953               9,034              5,402
                                                            -------------       -------------      -------------

Net decrease in cash and cash equivalents                          (5,834)               (561)            (9,222)

Cash and cash equivalents, beginning of year                       83,943              84,504             93,726
                                                            -------------       -------------      -------------

Cash and cash equivalents, end of year                     $       78,109      $       83,943     $       84,504
                                                            =============       =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Interest paid                                           $            -      $            -     $            -
                                                            =============       =============      =============
   Taxes paid                                              $          800      $          800     $          800
                                                            =============       =============      =============

                See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Organization Costs
------------------

Organization costs of $59,142 were being amortized on the straight-line method over sixty months. Such costs were fully amortized at December 31, 1997 and 1996.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses amounted to $946,704 at December 31, 1997 and 1996 and are reflected as a reduction of limited partners' capital.

Use of Estimates
----------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Net Loss Per Limited Partner Units
----------------------------------

Net loss per weighted number of limited partner units is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the year.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the 1997 presentation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of  December  31,  1997  and  1996,  the  Partnership  has  acquired  limited partnership interests in eleven limited partnerships which own and operate apartment complexes consisting of 433 apartment units. The respective general partners of the limited partnerships manage the day to day operations of the limited partnerships. Significant limited partner business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnerships.

The Partnership's investment in limited partnerships as reflected in the accompanying balance sheets at December 31, 1997 and 1996, is approximately $208,000 and $225,000, respectively, greater than the Partnership's equity as shown in the limited partnerships' combined financial statements. This difference is due primarily to acquisition, selection and other costs related to the acquisition of the limited partnerships which were capitalized in the Partnership's investment account and to certain costs incurred by the limited partnerships which were netted against partners' capital on the limited partnerships' financial statements. Acquisition, selection and other costs capitalized by the Partnership are being amortized over 30 years (see Note 3).

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                   1996
                                                                          ---------------        ----------------

Investments per balance sheet, beginning of year                        $      2,442,547        $       2,943,052

Equity in loss of limited partnerships                                          (420,868)                (476,567)

Distributions                                                                     (4,953)                  (9,034)

Amortization of capitalized acquisition costs                                    (14,904)                 (14,904)
                                                                         ---------------         ----------------

Investments per balance sheet, end of year                              $      2,001,822        $       2,442,547
                                                                         ===============         ================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                   1996
                                                                          ---------------        ----------------

ASSETS

Buildings and improvements, net of accumulated
 depreciation for 1997 and 1996 of $4,818,000 and
 $4,200,000, respectively                                               $     16,617,000        $      17,203,000
Land                                                                           1,484,000                1,484,000
Other assets                                                                   1,387,000                1,331,000
                                                                         ---------------         ----------------

         Total assets                                                   $     19,488,000        $      20,018,000
                                                                         ===============         ================

LIABILITIES

Mortgage loans payable                                                  $     16,854,000        $      16,882,000
Other liabilities                                                                483,000                  542,000
                                                                         ---------------         ----------------

         Total liabilities                                                    17,337,000               17,424,000
                                                                         ---------------         ----------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                                       1,794,000                2,218,000
Other partners                                                                   357,000                  376,000
                                                                         ---------------         ----------------

         Total partners' capital                                               2,151,000                2,594,000
                                                                         ---------------         ----------------

                                                                        $     19,488,000        $      20,018,000
                                                                         ===============         ================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


                                        COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1997                1996                1995
                                                            ---------------     ---------------     ---------------

Total revenues, including rental and interest
 subsidies                                                 $    1,802,000      $    1,771,000     $    1,783,000
                                                            -------------       -------------      -------------

Expenses:
   Operating expenses                                           1,199,000           1,236,000          1,159,000
   Interest expense                                               410,000             406,000            407,000
   Depreciation and amortization                                  618,000             611,000            633,000
                                                            -------------       -------------      -------------

         Total expenses                                         2,227,000           2,253,000          2,199,000
                                                            -------------       -------------      -------------

Net loss                                                   $     (425,000)     $     (482,000)    $     (416,000)
                                                            =============       =============      =============

Net loss allocable to the Partnership                      $     (421,000)     $     (477,000)    $     (412,000)
                                                            =============       =============      =============

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation to the General Partner for services rendered to the Partnership in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, acquisition fees of $447,060 have been incurred and included in the Partnership's investment in limited partnerships. Accumulated amortization amounted to $172,053 and $157,149 as of December 31, 1997 and 1996,
          respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership incurred acquisition costs of $32,018 which have been included in the limited partnership investment. Such costs were fully amortized at December 31, 1997 and 1996.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual management fee equal to 0.5% of the invested assets of the limited partnerships, including the Partnership's allocable share of the mortgages. Fees of $111,691 were incurred during 1997, 1996 and 1995. No amounts were paid during 1997, 1996 or 1995.

          A subordinated disposition fee in an amount equal to 1% of the sales price of any property sold. Payment of this fee to the General Partner is subordinated to the limited partners who receive a 6% preferred return (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services.

Accrued fees and expenses due to General Partner and affiliates are summarized as follows:

                                                                               1997                   1996
                                                                          ---------------        ----------------

Due to affiliate                                                        $              -        $              14

Annual management fees accrued net of amounts owed
 by General Partner                                                              705,925                  594,234
                                                                         ---------------         ----------------

Total                                                                   $        705,925        $         594,248
                                                                         ===============         ================

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE.



Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant
The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 approximately $1,006,000, consisting of offering costs, selling commissions and other fees and expenses of the Partnership's offering of Unitsof approximately $59,000, $745,000 and $202,000, respectively. Of the total paid to the General Partner or its affiliates, all of the approximate total of $1,006,000 was paid (reallowed)to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 6% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of $447,060 have been paid to the General Partner or its affiliates.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses expended by such persons on behalf of the Partnership in the amounts $32,018.

(d) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.) Fees of $111,691 were incurred for 1997, 1996, and 1995. No amounts were paid during 1997, 1996 or 1995.

(e) The General Partners were allocated federal and California Housing Tax Credits for 1997 and 1996 as follows:

WNC & ASSOCIATES, INC.

         1997     1996
Federal  $6,769   $6,715

WILFRED N. COOPER

         1997     1996
Federal  $  752   $  746

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

Security Ownership of Management

(a)  Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

 Neither the General Partner, its affiliates nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any limited partnership interests in the Partnership.

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

Item 14. Exhibits,  Financial Statement  Schedules,  and
Reports on Form 8-K

Financial Statements:
Report of independent public accountants.
Balance sheet as of December 31, 1997 and 1996.
Statements of Operations for the years ended December 31, 1997, 1996, and 1995. Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995. Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
Notes to Financial Statements.
Financial Statement Schedules:
N/A
Exhibits
(3): Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement is included as Exhibit B to the Prospectus, filed as
Exhibit 28.1 to Form 10 K for the year ended December 31, 1994.

Material Contracts

10.1 Amended and Restated Agreement of Limited Partnership of Orland Associates filed as exhibit 10.1 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.1.

10.2 Ukiah Terrace, a California Partnership filed as Exhibit 10.2 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Northwest Tulare Associates filed as exhibit 10.3 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership of Yucca Warren Vista, Ltd. filed as exhibit 10.4 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Woodlake Garden Apartments filed as exhibit 10.5 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of 602 Main Street Investors filed as exhibit 10.6 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of ADI Development Partners filed as exhibit 10.7 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Bayless Garden Apartment Investors filed as exhibit 10.8 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.8.

10.9 Third Amended and Restated Agreement of Limited Partnership of Twin Pines Apartments Associates filed as exhibit 10.9 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Blackberry Oaks, Ltd. filed as exhibit 10.10 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Mecca Apartments II filed as exhibit 10.11 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Silver Birch Limited Partnership filed as exhibit 10.12 to the annual report on Form 10-K dated December 31, 1992, is herein incorporated by reference as Exhibit 10.12.


Reports on Form 8-K

No reports of Current Reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By: WNC California Tax Credit Partners III, L.P.    General Partner of
                                                    the Registrant

By:  WNC & Associates, Inc.                         General Partner of
                                    WNC California Tax Credit Partners III, L.P.


By:  /s/ John B. Lester, Jr.
____________________________________________________
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 9, 1998


By:  /s/ Theodore M. Paul
_____________________________________________________
Theodore M. Paul  Vice-President Finance of WNC & Associates, Inc.

Date: April 9, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Wilfred N. Cooper, Sr.
_____________________________________________________
Wilfred N. Cooper, Sr., Director and Chairman of the Board of
Date: April 9, 1998           WNC & Associates, Inc.



By:  /s/ John B. Lester, Jr.
_____________________________________________________
John B. Lester, Jr.,    Director and Secretary of the Board of
Date: April 14, 1998           WNC & Associates, Inc.


By:  /s/ David N. Shafer
_____________________________________________________
David N. Shafer        Director of WNC & Associates, Inc.

Date: April 9, 1998