Form 10-Q
period 1998-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1998-05-13
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                     (A California Limited Partnership)

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets                                                              3
  March 31, 1998 and December 31, 1997

 Statement of Operations
  For the Three months Ended March 31, 1998 and 1997                         4

 Statement of Partners' Equity
  For the Three months Ended March 31, 1998 and 1997                         5

 Statement of Cash Flows
  For the Three months Ended March 31, 1998 and 1997                         6

 Notes to Financial Statements                                               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    12

 Signatures                                                                 13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997


                                                 1998                 1997
                                                 ----                 ----
                                     ASSETS

Cash and cash equivalents                 $     79,190          $       78,109
 Investment in limited partnerships
  - Note 2                                   1,892,936               2,001,822
 Other assets - Note 4                               -                       -
                                            ----------              ----------


                                          $  1,972,126          $    2,079,931
                                            ==========              ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
   - Note 3                               $    735,348          $      705,925

Partners' equity (deficit):
 General partner                               (52,472)                (51,100)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                           1,289,250               1,425,106
                                            ----------              ----------

Total partners' equity                       1,236,778               1,374,006
                                            ----------              ----------

                                          $  1,972,126          $    2,079,931
                                            ==========              ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                                1998                 1997
                                                ----                 ----

   Interest income                    $          546          $           522
                                            --------                 --------


   Operating expenses:
   Amortization                                3,726                    3,726
   Asset management fees (Note 4)             27,923                   27,923
   Legal and accounting                          500                    2,000
   Other                                       1,000                    1,049
                                            --------                 --------

   Total operating expenses                   33,149                   34,698
                                            --------                 --------

   Loss from operations                      (32,603)                 (34,176)

   Equity in loss from
    limited partnerships                    (104,625)                (118,000)
                                            --------                 --------

   Net loss                          $      (137,228)       $        (152,176)
                                            ========                 ========

   Net loss allocated to:
     General partner                 $        (1,372)       $          (1,522)
                                            ========                 ========

     Limited partners                $      (135,856)       $        (150,654)
                                            ========                 ========

   Net loss per limited
    partner units (7,450 units
    issued and outstanding)          $           (18)       $             (20)
                                            ========                 ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997




For the Three Months Ended March 31, 1998

                                           General       Limited
                                           Partner       Partner      Total

Equity (deficit), December 31, 1997     $   (51,100)  $ 1,425,106  $ 1,374,006


Net loss for the three months ended
 March 31, 1998                              (1,372)     (135,856)    (137,228)
                                          ---------     ---------    ---------


Equity (deficit), March 31, 1998        $   (52,472)  $ 1,289,250  $ 1,236,778
                                          =========     =========    =========






For the Three Months Ended March 31, 1997

                                           General        Limited
                                           Partner        Partner     Total

Equity (deficit), December 31, 1996    $   (45,518)   $ 1,977,760  $ 1,932,242


Net loss for the three months ended
 March 31, 1997                             (1,522)      (150,654)    (152,176)
                                        ----------      ---------    ---------


Equity (deficit), March 31, 1997       $   (47,040)   $ 1,827,106  $ 1,780,066
                                        ==========      =========    =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997


                                                       1998           1997
                                                       ----           ----
Cash flows provided by operating activities:

 Net loss                                         $   (137,228)  $   (152,176)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships              104,625        118,000
   Amortization                                          3,726          3,726
   Asset management fee                                 27,923         27,923
   Change in other assets                                    -              -
  Accrued fees and expense due to
  general partner and affiliates                         1,500          3,156
                                                     ---------      ---------

   Net cash provided by operating activities               546            629
                                                     ---------      ---------

Cash flows provided by investing activities:
  Distribution from limited partnerships                   535          2,193
                                                     ---------      ---------


Net decrease in cash and cash equivalents                1,081          2,822

Cash and cash equivalents, beginning of period          78,109         83,943
                                                     ---------      ---------

Cash and cash equivalent, end of period          $      79,190  $      86,765
                                                     =========      =========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report for the year ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1998, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is entitled to 99% of the operating profits and losses of the limited partnerships.

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1998 and December 31, 1997:

                                              1998                   1997
                                              ----                   ----

 Investment balance,
   beginning of period              $    2,001,822              $    2,442,547
 Equity in loss of limited
   partnership                            (104,625)                   (420,868)
 Distributions                                (535)                     (4,953)
 Amortization of capitalized
   acquisition costs                        (3,726)                    (14,904)
                                         ---------                   ---------
 Investment balance,
   end of period                    $    1,892,936              $    2,001,822
                                         =========                   =========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information for the three months ended March 31, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                    1998                 1997
                                                    ----                 ----

 Total revenue                           $         450,500    $        443,000
                                                   -------             -------

 Interest expense                                  101,550             101,000
 Depreciation                                      138,050             153,000
 Operating expenses                                316,550             309,000
                                                   -------             -------
 Total expenses                                    556,150             563,000
                                                   -------             -------

 Net loss                                $        (105,650)   $       (120,000)
                                                   =======             =======
 Net loss allocable to the
   Partnership                           $        (104,625)   $       (118,000)
                                                   =======             =======



NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $27,923 was incurred for each three month period ended March 31, 1998 and 1997 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS

Other assets is presented net of accumulated amortization of $59,142 at March 31, 1998 and December 31, 1997.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net increases in cash and cash equivalents of $1,081 and $2,822 for the three months ended March 31, 1998 and 1997. The increase in cash resulted as cash provided by operating activities and investing activities exceeded cash used in operating activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided by operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $79,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

It is not expected that any of the limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

Under its partnership agreement, the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or limited partnerships. Accordingly, if circumstances arise that cause the limited partnerships to require capital in addition to that contributed by the Partnership and any equity of the general partners of the limited partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, as the apartment complexes owned by the limited partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the limited partnerships, (iii) other equity source (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the apartment complexes and result in adverse tax consequences to the limited partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the limited partnership in question. If such funds are not available, the limited partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the limited partnerships relate to such debt.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $137,000 and $152,000 for the three months ended March 31, 1998 and 1997. The components items of revenue and expense are discussed below.

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

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

NONE

Part II.  Other Information

Item 1.  Legal Proceedings

NONE

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE


         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner



By: /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President- WNC & Associates, Inc.
Date: May 11, 1998

By:  /s/ Theodore M. Paul
----------------------------------------------------
Theodore M. Paul  Vice President-Finance, WNC & Associates, Inc.

Date: May 11, 1998