Form 10-Q
period 1998-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1998-08-05
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets
    June 30, 1998 and December 31, 1997.....................................3

  Statement of Operations
    For the Three Months and Six Months Ended June 30, 1998 and 1997........4

  Statement of Partners' Equity
    For the Six Months Ended June 30, 1998 and 1997.........................5

  Statement of Cash Flows
    For the Six Months Ended June 30, 1998 and 1997.........................6

  Notes to Financial Statements.............................................7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................10

 Item 3. Quantitative and Qualitative Disclosures Above Market Risks.......11

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................12

 Signatures................................................................13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997


                                            1998                     1997
                                            ----                     ----
                                     ASSETS

Cash and cash equivalents        $          68,252        $          78,109
 Investment in limited
  partnerships - Note 2                  1,786,836                2,001,822
 Other assets - Note 4
                                                 -                        -
                                         ---------                ---------

                                 $       1,855,088        $       2,079,931
                                         =========                =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
 general partner and affiliates
 - Note 3                        $          764,162       $         705,925
                                          ---------               ---------

Partners' equity (deficit):
 General partner                            (53,931)                (51,100)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                        1,144,857               1,425,106
                                          ---------               ---------
Total partners' equity                    1,090,926               1,374,006
                                          ---------               ---------

                                 $        1,855,088       $       2,079,931
                                          =========               =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF OPERATIONS For the
                Three and Six Months Ended June 30, 1998 and 1997

                                   1998                          1997
                                   ----                          ----

                            Three         Six            Three       Six
                            Months       Months          Months     Months
                            ------       ------          ------     ------

Interest income         $      567  $    1,113   $          578   $   1,100
Miscellaneous income         1,000       1,000                -           -
                          --------    --------         --------    --------
Interest income              1,567       2,113              578       1,100
                          --------    --------         --------    --------
Operating expenses:
Amortization                 3,726       7,452            3,726       7,452
Asset management fees
 (Note 4)                   27,923      55,846           27,923      55,846
Legal and accounting         3,500       4,000            3,087       5,087
Other                        9,895      10,895            5,919       6,968
                          --------    --------         --------    --------
Total operating expenses    45,044      78,193           40,655      75,353
                          --------    --------         --------    --------
Loss from operations       (43,477)    (76,080)         (40,077)    (74,253)

Equity in loss from
 limited partnerships     (102,375)   (207,000)        (118,700)   (236,700)
                          --------    --------         --------    --------

Net loss                $ (145,852) $ (283,080)  $     (158,777) $ (310,953)
                          ========    ========         ========    ========

Net loss allocated to:
  General partner       $   (1,459) $   (2,831)  $       (1,588) $   (3,110)
                          ========    ========         ========    ========

  Limited partners      $ (144,393) $ (280,249)  $     (157,189) $ (307,843)
                          ========    ========         ========    ========


Net loss per limited
 partner units (7,450
 units issued and
 outstanding)           $      (19) $      (38)  $          (21) $      (41)
                          ========    ========         ========    ========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For the
                     Six Months Ended June 30, 1998 and 1997




For the Six Months Ended June 30, 1998
--------------------------------------
                                            General      Limited
                                            Partner      Partner       Total
                                            -------      -------       -----

Equity (deficit), December 31, 1997      $  (51,100) $  1,425,106  $ 1,374,006

Net loss for the six months ended
  June 30, 1998                              (2,831)     (280,249)    (283,080)
                                          ---------     ---------    ---------

Equity (deficit), June 30, 1998          $  (53,931) $  1,144,857  $ 1,090,926
                                          =========     =========    =========





For the Six Months Ended June 30, 1997
--------------------------------------
                                            General      Limited
                                            Partner      Partner       Total
                                            -------      -------       -----

Equity (deficit), December 31, 1996       $ (45,518) $  1,977,760  $ 1,932,242

Net loss for the six months ended
  June 30, 1997                              (3,110)     (307,843)    (310,953)
                                          ---------     ---------    ---------
Equity (deficit), June 30, 1997           $ (48,628) $  1,669,917  $ 1,621,289
                                          =========     =========    =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS For the Six
                       Months Ended June 30, 1998 and 1997


                                                        1998            1997
                                                        ----            ----
Cash flows used by operating activities:

 Net loss                                       $   (283,080)   $    (310,953)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships            207,000          236,700
   Amortization                                        7,452            7,452
   Asset management fee                               55,846           55,845
   Accrued fees and expense due to
   general partner and affiliates                      2,391           (5,425)
                                                    --------         --------

     Net cash used by operating activities           (10,391)         (16,381)
                                                    --------         --------

Cash flows provided by investing activities:
    Distributions from limited partnerships              534            4,954
                                                    --------         --------


Net decrease in cash and cash equivalents             (9,857)         (11,427)

Cash and cash equivalents, beginning of period        78,109           83,943
                                                    --------         --------

Cash and cash equivalent, end of period          $    68,252   $       72,516
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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is generally entitled to 99% of the operating profits and losses of the limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At June 30, 1998, one of the limited partnership investment accounts has reached a zero balance and losses for that partnership is not recognized

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1998 and December 31, 1997:
                                           1998                        1997
                                           ----                        ----
  Investment balance,
    beginning of period            $    2,001,822              $    2,442,547

  Equity in loss of limited
    partnership                          (207,000)                   (420,868)
  Distributions                              (534)                     (4,953)
  Amortization of capitalized
    acquisition costs                      (7,452)                    (14,904)
                                        ---------                   ---------
  Investment balance,
    end of period                  $    1,786,836              $    2,001,822
                                        =========                   =========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the six months ended June 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                          1998                1997
                                          ----                ----

  Total revenue                  $      901,000       $      891,000
                                      ---------            ---------

  Interest expense                      203,000              201,000
  Depreciation                          276,000              305,000
  Operating expenses                    633,000              618,000
                                      ---------            ---------

  Total expenses                      1,112,000            1,124,000
                                      ---------            ---------


  Net loss                       $     (211,000)     $      (239,000)
                                      =========            =========
  Net loss allocable to the
    Partnership                  $     (207,000)     $      (236,700)
                                      =========            =========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. A fee of $55,846 was incurred for each six month period ended June 30, 1998 and 1997 and is reflected as an expense of the Partnership.

NOTE 4 - OTHER ASSETS
---------------------

Other assets is presented net of accumulated amortization of $59,142 at June 30, 1998 and December 31, 1997.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of approximately $9,900 and $11,400 for the six months ended June 30, 1998 and 1997. The decrease in cash in 1998 and 1997 resulted as cash used by operating activities exceeded cash provided by investing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

The Partnership's current working capital reserves of approximately $68,000 is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the limited partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the limited partnerships for such purposes or to replenish or increase working capital reserves.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $283,000 and $311,000 the six months ended June 30, 1998 and 1997. The components items of revenue and expense are discussed below.

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

None.
                                       11

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 4, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul               Vice President-Finance, WNC & Associates, Inc.

Date: August 4, 1998