Form 10-Q
period 1998-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1998-11-12
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets
        September 30, 1998 and December 31, 1997                          3

  Statement of Operations
        For the Three Months and Nine months Ended
          September 30, 1998 and 1997                                     4

  Statement of Partners' Equity
        For the Nine months Ended September 30, 1998 and 1997             5

  Statement of Cash Flows
        For the Nine months Ended September 30, 1998 and 1997             6

  Notes to Financial Statements                                           7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

 Item 3. Quantitative and Qualitative Disclosures Above Market Risks     11

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                12

 Signatures                                                              13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997


                                                1998                 1997
                                                ----                 ----
                                     ASSETS

Cash and cash equivalents            $          63,229    $          78,109
Investment in limited
  partnerships - Note 2                      1,691,619            2,001,822
Other assets - Note 4                                -                    -
                                             ---------            ---------

                                     $       1,754,848     $      2,079,931
                                             =========            =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates
      - Note 3                       $         789,694      $       705,925
                                             ---------            ---------

Partners' equity (deficit):
 General partner                               (55,189)             (51,100)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                           1,020,343            1,425,106
                                             ---------            ---------
Total partners' equity                         965,154            1,374,006
                                             ---------            ---------

                                     $       1,754,848       $    2,079,931
                                             =========            =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
        For the Three and Nine months Ended September 30, 1998 and 1997

                                          1998                  1997
                                          ----                  ----

                                   Three      Nine       Three        Nine
                                   Months     Months     Months       Months
                                   ------     ------     ------       ------

Interest income              $       525   $    1,638  $     548   $     1,648
                                --------     --------    -------       -------

Operating expenses:
Amortization                       3,726       11,178      3,726        11,178
Asset management fees
(Note 4)                          27,923       83,769     27,922        83,768
Legal and accounting                   -        4,000        751         5,838
Other                              3,648       13,543        185         7,153
                                --------     --------    -------       -------

Total operating expenses          35,297      112,490     32,584       107,937
                                --------     --------    -------       -------

Loss from operations             (34,772)    (110,852)   (32,036)     (106,289)

Equity in loss from
 limited partnerships            (91,000)    (298,000)  (118,300)     (355,000)
                                --------     --------    -------      -------
Net loss                     $  (125,772)  $ (408,852) $(150,336)  $  (461,289)
                                ========     ========    =======      ========

Net loss allocated to:
  General partner          $      (1,258)  $   (4,089) $  (1,503)  $    (4,613)
                                ========    ========     =======      ========


  Limited partners         $    (124,514)  $(404,763)  $(148,833)  $  (456,676)
                                ========    ========     =======      ========

Net loss per limited partner
 interest (7,450 units
 issued and outstanding)   $         (17)  $     (54)  $     (20)  $       (61)
                                ========    ========     =======      ========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
             For the Nine months Ended September 30, 1998 and 1997




For the Nine months Ended September 30, 1998
--------------------------------------------

                                        General        Limited
                                        Partner        Partner         Total
                                        -------        -------         -----

Equity (deficit), December 31, 1997   $  (51,100) $   1,425,106   $  1,374,006

Net loss for the nine months ended
  September 30, 1998                      (4,089)      (404,763)      (408,852)
                                        --------      ---------      ---------

Equity (deficit), September 30, 1998  $  (55,189) $   1,020,343   $    965,154
                                        ========      =========      =========





For the Nine months Ended September 30, 1997
--------------------------------------------

                                        General         Limited
                                        Partner         Partner         Total
                                        -------         -------         -----

Equity (deficit), December 31, 1996   $  (45,518) $    1,977,760   $ 1,932,242

Net loss for the nine months ended
  September 30, 1997                      (4,613)       (456,676)     (461,289)
                                        --------       ---------      ---------
Equity (deficit), September 30, 1997  $  (50,131) $    1,521,084   $ 1,470,953
                                        ========       =========     =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
             For the Nine months Ended September 30, 1998 and 1997


                                                      1998               1997
                                                      ----               ----
Cash flows used by operating activities:

Net loss                                        $   (408,852)   $     (461,289)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss of limited partnerships
                                                     298,000           355,000
   Amortization
                                                      11,178            11,178
   Asset management fee
                                                      83,769            83,767
   Accrued fees and expense due to
   general partner and affiliates                          -               937
                                                  ----------        ----------

 Net cash used by operating activities               (15,905)          (10,407)
                                                  ----------        ----------

Cash flows provided by investing activities:
 Distributions from limited partnerships               1,025             4,954
                                                  ----------        ----------

Net decrease in cash and cash equivalents            (14,880)           (5,453)

Cash and cash equivalents, beginning of period        78,109            83,943
                                                  ----------        ----------

Cash and cash equivalent, end of period      $        63,229    $       78,490
                                                  ==========        ==========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998, the Partnership had acquired limited partnership interests in eleven limited partnerships which own and operate eleven apartment complexes. The Partnership, as a limited partner, is a 99% owner and is generally entitled to 99% of the operating profits and losses of the limited partnerships.

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the limited partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended. At September 30, 1998 two of the limited partnership investment accounts has reached a zero balance and the portion of the losses below the zero balance for those partnerships are not recognized

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998 and December 31, 1997:

                                               1998                 1997
                                               ----                 ----
   Investment balance,
     beginning of period                $   2,001,822         $    2,442,547

   Equity in loss of limited
     partnership                             (298,000)              (420,868)
   Distributions                               (1,025)                (4,953)
   Amortization of capitalized
     acquisition costs                        (11,178)               (14,904)
                                           ----------             ----------
   Investment balance,
     end of period                      $   1,691,619         $    2,001,822
                                           ==========             ==========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information for the nine months ended September 30, 1998 and 1997 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                           1998                 1997
                                           ----                 ----

   Total revenue                    $    1,352,000       $    1,328,000
                                         ---------            ---------

   Interest expense                        305,000              302,000
   Depreciation                            414,000              458,000
   Operating expenses                      950,000              927,000
                                         ---------            ---------
   Total expenses                        1,669,000            1,687,000
                                         ----------           ---------

   Net loss                         $     (317,000)     $      (359,000)
                                         =========            =========
   Net loss recognized by
     the Partnership                $     (298,000)     $      (355,000)
                                         =========            =========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Agreement of the Limited Partnership Agreement, the Partnership is obligated to the general partner or its affiliates for an annual management fee equal to .5% of the invested assets of the limited partnerships. Fees of $83,769 and $83,768 were incurred for the nine month periods ended September 30, 1998 and 1997 and are reflected as expenses of the Partnership.

NOTE 4 - OTHER ASSETS
---------------------

Other assets is presented net of accumulated amortization of $59,142 at September 30, 1998 and December 31, 1997.

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

Overall, as reflected in its Statement of Cash Flows, the Partnership had net decreases in cash and cash equivalents of approximately $14,900 and $5,500 for the nine months ended September 30, 1998 and 1997. The decrease in cash in 1998 and 1997 resulted as cash used by operating activities exceeded cash provided by investing activities. Cash used by the Partnership's operating activities consisted primarily of payments for operating fees and expenses. Cash provided by investing activities consisted of distributions from limited partnerships; cash provided operations consisted primarily of interest received on cash deposits. The major components of all these activities are discussed in greater detail below.

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

As reflected on its Statements of Operations, the Partnership has a loss of approximately $409,000 and $461,000 the nine months ended September 30, 1998 and 1997. The components items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1.  None.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 10, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice President-Finance, WNC & Associates, Inc.

Date: November 10, 1998