Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1999-06-18
CIK 845750

FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and in certain cases, California income tax credits ("Low Income Housing Credits").

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or "General Partners"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on March 16, 1989, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on October 31, 1990, a total of 7,450 Units representing $7,450,000 had been sold. Holders of Units are referred to herein as "Limited Partners".

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No. 1 thru Supplement No. 9 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of December 31, 1998, and for the periods indicated:


                                     -----------------------------------------------------------------------------------------------
                                                                   As of December 31, 1998
                                     -----------------------------------------------------------------------------------------------
                                                                           Partnership's                  Estimated     Encumbrances
                                       General            Number           Total Investment  Amount of    Low Income      of Local
                                       Partner             of              in Local Limited  Investment    Housing        Limited
Partnership Name        Location       Name               Units Occupancy  Partnerships     Paid to Date   Credits      Partnerships

------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors     Orosi,        Philip R. Hammond,
                         California    Jr. and Diane M.
                                       Hammond              42     98%   $ 583,000        $ 583,000      $  1,274,000   $ 1,440,000


BCA Associates           Anderson,     Douglas W. Young     40    100%     514,000          514,000         1,105,000     1,429,000
                         California

Cloverdale Garden        Cloverdale,   David J. Michael,
Apartments               California    Patrick R.
                                       Sabelhaus and
                                       Professional
                                       Apartment
                                       Management           34    100%     617,000          617,000         1,387,000     1,642,000

Countryway Associates    Mendota,      Philip R. Hammond,
                         California    Jr. and Diane M.
                                       Hammond              41     95%     571,000          571,000         1,162,000     1,481,000

East Garden Apartments   Jamestown,    David J. Michael
                         California    and Professional
                                       Apartment
                                       Management           51    100%     770,000          770,000         1,772,000     2,161,000

HPA                      Shafter,      Douglas W. Young     42     98%     538,000          538,000         1,223,000     1,516,000
                         California

Knights Landing Harbor   Knights       Douglas W. Young
                         Landing,      and Diane L. Young   25     96%     275,000          275,000           446,000       986,000
                         California



                                     -----------------------------------------------------------------------------------------------
                                                                   As of December 31, 1998
                                     -----------------------------------------------------------------------------------------------
                                                                           Partnership's                  Estimated     Encumbrances
                                       General            Number           Total Investment  Amount of    Low Income      of Local
                                       Partner             of              in Local Limited  Investment    Housing        Limited
Partnership Name        Location       Name               Units Occupancy  Partnerships     Paid to Date   Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          >


Midland Manor Associates Mendota,      Philip R. Hammond,
                         California    Jr. and Diane M.
                                       Hammond              40     98%   $ 383,000        $ 383,000       $  668,000   $  1,431,000

San Jacinto Associates   San Jacinto,  Richard Parasol
                         California    and Richard A.
                                       Gullota              38     74%     469,000          469,000          830,000      1,790,000

Woodlake Manor           Woodlake,     Thomas G. Larson,
                         California    William H. Larson
                                       and Raymond L.
                                       Tetzlaff             44     93%     545,000          545,000        1,146,000      1,460,000

Yreka Investment Group   Yreka,        Ronald D.
                         California    Bettencourt          36    100%     538,000          538,000        1,174,000      1,475,000
                                                           ---   ----   ----------        ---------      -----------    -----------
                                                           433     96%   5,803,000        5,803,000     $ 12,187,000   $ 16,811,000
                                                           ===   ====   ==========        =========      ===========    ===========




                   ------------------------------------------
                      For the year ended December 31, 1998
                   ------------------------------------------

                                                     Low Income Housing Credits
Partnership Name      Rental Income    Net Loss      Allocated to Partnership
-------------------------------------------------------------------------------

Alta Vista
Investors             $ 153,000        $ (47,000)                99%

BCA Associates          151,000          (16,000)                99%

Cloverdale
Garden Apartments       176,000          (25,000)                99%

Countryway
Associates              167,000          (34,000)                99%

East Garden
Apartments              218,000          (42,000)                99%

HPA Investors           161,000          (63,000)                99%

Knights
Landing Harbor          118,000          (21,000)                99%

Midland Manor
Associates              151,000          (45,000)                99%

San Jacinto
Associates              118,000          (80,000)                99%

Woodlake Manor          170,000          (45,000)                99%

Yreka Investment
Group                   154,000           (7,000)                99%
                      ---------         --------
                    $ 1,737,000         (425,000)
                      =========         ========

                                       7

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 681 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:


                          1998        1997        1996       1995         1994
                          ----        ----        ----       ----         ----
ASSETS
Cash and cash
 equivalents         $   66,028  $   78,109  $   83,943  $   84,504  $   93,726
Investments in
 limited
 partnerships, net    1,595,464   2,001,822   2,442,547   2,943,052   3,376,715
Other assets                  -           -           -         358          74
                      ---------   ---------   ---------   ---------   ---------
                     $1,661,492  $2,079,931  $2,526,490  $3,027,914  $3,470,515
                      =========   =========   =========   =========   =========

LIABILITIES
Accrued fees and
 expenses due to
 general partner
 and affiliates      $  820,365  $  705,925  $  594,248  $  483,938  $  372,353

PARTNERS' EQUITY        841,127   1,374,006   1,932,242   2,543,976   3,098,162
                      ---------   ---------   ---------   ---------   ---------
                     $1,661,492  $2,079,931  $2,526,490  $3,027,914  $3,470,515
                      =========   =========   =========   =========   =========

Selected results of operations, cash flows and other information for the Partnership are as follows for the years ended December 31:

                                            1998            1997             1996            1995             1994
                                            ----            ----             ----            ----             ----
Loss from operations                 $  (144,721)    $  (137,368)     $  (135,167)    $  (141,895)     $  (142,872)
Equity in loss from limited
partnerships                            (388,158)       (420,868)        (476,567)       (412,291)        (437,264)
                                       ---------       ---------        ---------       ---------        ---------
Net loss                             $  (532,879)    $  (558,236)     $  (611,734)    $  (554,186)     $  (580,136)
                                       =========       =========        =========       =========        =========

Net loss allocated to:
        General partner              $    (5,329)    $    (5,582)     $    (6,117)    $    (5,542)     $    (5,801)
                                       =========       =========        =========       =========        =========
        Limited partners             $  (527,550)    $  (552,654)     $  (605,617)    $  (548,644)     $  (574,335)
                                       =========       =========        =========       =========        =========
Net loss per limited partner unit    $    (70.81)    $    (74.18)     $    (81.29)    $    (73.64)     $    (77.09)
                                       =========       =========        =========       =========        =========
Outstanding weighted limited
partner units                              7,450           7,450            7,450           7,450            7,450
                                       =========       =========        =========       =========        =========

                                            1998            1997             1996            1995             1994
                                            ----            ----             ----            ----             ----
Net cash provided by (used in):
     Operating activities            $   (15,377)     $  (10,787)      $   (9,595)     $  (14,624)      $  (11,490)
     Investing activities                  3,296           4,953            9,034           5,402            7,402
                                       ---------       ---------        ---------       ---------        ---------
Net change in cash and cash
equivalents                              (12,081)         (5,834)            (561)         (9,222)          (4,088)
Cash and cash equivalents,
beginning of period                       78,109          83,943           84,504          93,726           97,814
                                       ---------       ---------        ---------       ---------        ---------
Cash and cash equivalents, end of
period                               $    66,028      $   78,109       $   83,943      $   84,504       $   93,726
                                       =========       =========        =========       =========        =========

Low Income  Housing  Credit per Unit was as follows for the years ended December 31:

                                            1998            1997             1996            1995             1994
                                            ----            ----             ----            ----             ----
 Federal                                      99              99               99              99              118
 State                                         -               -                -               -                -
                                       ---------       ---------        ---------       ---------        ---------
 Total                               $        99      $       99       $       99      $       99       $      118
                                       =========       =========        =========       =========        =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $66,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,595,000. Liabilities at December 31, 1998 primarily consisted of $820,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(533,000), reflecting a decrease of $25,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(388,000) in 1998 from $(421,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $(8,000) in 1998 to $(145,000), from $(137,000) in 1997, due to a comparable increase in operating expense allocations.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(558,000), reflecting a decrease of $54,000 from the net loss experienced in 1996. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(421,000) in 1997 from $(477,000) in 1996, because the investments in certain Local Limited Partnerships reached $0 during 1997. Losses from operations were essentially unchanged between years.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(12,000), compared to net cash used in 1997 of $(6,000). The change was due primarily to an increase in operating costs paid to third parties and a decline in distributions from Local Limited Partnerships.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(6,000), compared to $(1,000) in 1996. The change was due primarily to a decrease in distributions from limited partnerships.

During 1998 accrued payables, which consist of related party management fees due to the General Partner, increased by $(115,000). The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future forseeable working capital requirements of the partnership,

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000 Issue

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

The Local General Partners or property managers maintain the business computer systems that relate to the operations of the Local Limited Partnerships. The General Partner is in the process of obtaining completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to the Year 2000 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants



To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 96% of the total assets of WNC California Tax Credits, L.P., at December 31, 1998. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                               BDO SEIDMAN, LLP

Orange County, California
March 31, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits, L.P. ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 96% of the total assets of WNC California Housing Tax Credits, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     CORBIN & WERTZ

Irvine, California
March 18, 1998

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997




                                                1998                     1997
                                                ----                     ----
ASSETS

Cash and cash equivalents           $         66,028        $          78,109

Investments in limited
partnerships, net (Note 2)                 1,595,464                2,001,822
                                     ---------------         ----------------

                                    $      1,661,492        $       2,079,931
                                     ===============         ================

LIABILITIES AND PARTNERS'
EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses
  due to General Partner and
  affiliates (Note 3)               $        820,365        $         705,925
                                     ---------------         ----------------

Commitments and contingencies

Partners' equity (deficit):
 General partners                            (56,429)                 (51,100)
 Limited partners; (10,000 units
  authorized; 7,450 units
  issued and outstanding
  at December 31, 1998 and 1997)             897,556                1,425,106
                                     ---------------         ----------------

         Total partners' equity              841,127                1,374,006
                                     ---------------         ----------------

                                    $      1,661,492        $       2,079,931
                                     ===============         ================










                 See accompanying notes to financial statements
                                       14

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996



                                     1998             1997              1996
                                     ----             ----              ----

Interest income                $        2,166   $        2,227   $        3,549
                                -------------    -------------    -------------

Operating expenses:
 Amortization (Note 2)                 14,904           14,904           14,904
 Partnership management
  fees (Note 3)                       111,691          111,691          111,691
 Legal and accounting                   4,000            5,339            5,175
 Office                                16,292            7,661            6,946
                                -------------    -------------    -------------

   Total operating expenses           146,887          139,595          138,716
                                -------------    -------------    -------------

Loss from operations                 (144,721)        (137,368)        (135,167)

Equity in losses from limited
 partnerships (Note 2)               (388,158)        (420,868)        (476,567)
                                -------------    -------------    -------------

Net loss                       $     (532,879)  $     (558,236)  $     (611,734)
                                =============    =============    =============
Net loss allocated to:
   General partners            $       (5,329)  $       (5,582)  $       (6,117)
                                =============    =============    =============

   Limited partners            $     (527,550)  $     (552,654)  $     (605,617)
                                =============    =============    =============
Net loss per limited
 partnership unit              $       (70.81)  $       (74.18)  $       (81.29)
                                =============     ============    =============

Outstanding weighted
 limited partner units                  7,450            7,450            7,450
                                =============    =============    =============



                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996



                                  General             Limited
                                  Partners            Partners           Total
                                  --------            --------           -----

Partners' equity (deficit)
 at January 1, 1996          $   (39,401)     $    2,583,377     $    2,543,976

Net loss                          (6,117)           (605,617)          (611,734)
                              ----------          ----------         ----------

Partners' equity (deficit)
 at December 31, 1996            (45,518)          1,977,760          1,932,242

Net loss                          (5,582)           (552,654)          (558,236)
                              ----------          ----------         ----------

Partners' equity (deficit)
 at December 31, 1997            (51,100)          1,425,106          1,374,006

Net loss                          (5,329)           (527,550)          (532,879)
                              ----------          ----------         ----------

Partners' equity (deficit)
 at December 31, 1998        $   (56,429)     $      897,556     $      841,127
                              ==========          ==========         ==========








                 See accompanying notes to financial statements
                                       16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996



                                       1998             1997           1996
                                       ----             ----           ----
Cash flows from operating
 activities:
  Net loss                     $    (532,879)   $    (558,236)  $    (611,734)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Amortization                      14,904           14,904          14,904
    Equity in losses of
     limited partnerships            388,158          420,868         476,567
    Change in other assets                 -                -             358
    Change in accrued fees
     and expenses due to
     General Partner and
     affiliates                      114,440          111,677         110,310
                                  ----------       ----------      ----------

   Net cash used in operating
    activities                       (15,377)         (10,787)         (9,595)
                                  ----------       ----------      ----------

Cash flows provided by
 investing activities:
   Distributions from
    limited partnerships               3,296            4,953           9,034
                                  ----------       ----------      ----------

Net decrease in cash
 and cash equivalents                (12,081)          (5,834)           (561)

Cash and cash equivalents,
 beginning of year                    78,109           83,943          84,504
                                  ----------       ----------      ----------

Cash and cash equivalents,
 end of year                  $       66,028   $       78,109  $       83,943
                                  ==========      ===========      ==========


SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
      Taxes paid               $         800   $          800  $          800
                                  ==========      ===========      ==========



                 See accompanying notes to financial statements
                                       17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

WNC & Associates, Inc., a California corporation ("WNC"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC.

The Partnership shall continue to be in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership Interests at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) any additional sale or refinancing proceeds will be distributed 99% to the limited partners (in proportion to their respective investments) and 1% to the General Partners.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued



on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Note 2).

Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $946,704 at December 31, 1998 and 1997.

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

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing income (loss) available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998 and 1997, the Partnership has acquired limited partnership interests in eleven Local Limited Partnerships which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997, are approximately $205,000 and $208,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, and to capital contributions payable to the limited partnerships which were netted against partner capital in the limited partnerships' financial statements (see Note 3).

Equity in losses of limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At December 31, 1998, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, the Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $32,000 have not been recognized.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                              1998                     1997
                                              ----                     ----

Investments per balance sheet,
 beginning of year                $      2,001,822        $       2,442,547

Equity in losses of limited
 partnerships                             (388,158)                (420,868)

Distributions paid                          (3,296)                  (4,953)

Amortization of acquisition
 fees and costs                            (14,904)                 (14,904)
                                   ---------------         ----------------

Investments per balance sheet,
 end of year                      $      1,595,464        $       2,001,822
                                   ===============         ================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                        1998                   1997
                                        ----                   ----
ASSETS

Buildings and improvements,
 (net of accumulated
 depreciation for 1998 and
 1997 of $5,420,000 and
 $4,818,000, respectively)     $     16,079,000        $      16,617,000
Land                                  1,484,000                1,484,000
Other assets                          1,465,000                1,387,000
                                ---------------         ----------------

                               $     19,028,000        $      19,488,000
                                ===============         ================

LIABILITIES

Mortgage loans payable         $     16,811,000        $      16,854,000
Other liabilities                       506,000                  483,000
                                ---------------         ----------------
                                     17,317,000               17,337,000
                                ---------------         ----------------

PARTNERS' CAPITAL

WNC California Housing
 Tax Credits, L.P.                    1,390,000                1,794,000
Other partners                          321,000                  357,000
                                ---------------         ----------------
                                      1,711,000                2,151,000
                                ---------------         ----------------

                               $     19,028,000        $      19,488,000
                                ===============         ================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                               1998                1997                1996
                               ----                ----                ----

Revenues                 $    1,828,000      $    1,802,000     $    1,771,000
                          -------------       -------------      -------------

Expenses:
  Operating expenses          1,251,000           1,199,000          1,236,000
  Interest expense              400,000             410,000            406,000
  Depreciation and
   amortization                 602,000             618,000            611,000
                          -------------       -------------      -------------

     Total expenses           2,253,000           2,227,000          2,253,000
                          -------------       -------------      -------------

Net loss                 $     (425,000)     $     (425,000)    $     (482,000)
                          =============       =============      =============

Net loss allocable
 to the Partnership      $     (420,000)     $     (421,000)    $     (477,000)
                          =============       =============      =============

Net loss recorded
 by the Partnership      $     (388,000)     $     (421,000)    $     (477,000)
                          =============       =============      =============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $186,957 and $172,053 as of December 31, 1998 and 1997, respectively.

          Reimbursement of costs incurred by an affiliate of WNC in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $32,018 which have been included in investments in limited partnerships. Such costs were fully amortized at December 31, 1998 and 1997.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages. Management fees of $111,691 were incurred for 1998, 1997 and 1996. No fees were paid during 1998, 1997 or 1996.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at December 31:

                                          1998                   1997
                                          ----                   ----

Reimbursement for expenses
 paid by an affiliate
 of the General Partner          $          2,748        $               -

Asset management fee payable              817,617                  705,925
                                  ---------------         ----------------

Total                            $        820,365        $         705,925
                                  ===============         ================

The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate

Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $112,000 were incurred during the year ended December 31, 1998. No annual asset management fees have been paid during the same period.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $3,000 during the year ended December 31, 1998.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $6,700 for Associates and $750 for Mr. Cooper for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management

         Neither the General Partners, their affiliates, nor any of the officers or directors of the corporate General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the corporate General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:

       Report of Independent Certified Public Accountants
       Independent Auditors' Report
       Balance Sheets, December 31, 1998 and 1997
       Statements  of Operations  for the years ended  December 31, 1998,  1997 and 1996
       Statements of Partners'  Equity(Deficit)  for  the years ended  December
        31, 1998,  1997 and 1996
       Statements of Cash Flows for the years ended December 31, 1998, 1997 and
        1996
       Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:

       Report  of   Independent   Certified   Public  Accountants  on  Financial
       Statement Schedule
       Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)    Exhibits.

3.1 Agreement of Limited Partnership dated September 15, 1988; included as Exhibit B to the Prospectus, which was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein as
       Exhibit 3.1.

10.1 Amended and Restated Agreement of Limited Partnership of Countryway Associates filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Alta Vista Investors filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Yreka Investment Group filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of BCA Associates filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of HPA Investors filed as exhibit 10.8 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Cloverdale Garden Apartments filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Knights Landing Harbor filed as exhibit 10.13 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Woodlake Manor filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of East Garden Apartments filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of Midland Manor Associates filed as exhibit 10.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of San Jacinto Associates filed as exhibit 10.27 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.11.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedule






To the Partners
California Housing Tax Credits, L.P.


The audit referred to in our report dated March 31, 1999, relating to the 1998 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                                          BDO SEIDMAN, LLP


Orange County, California
March 31, 1999

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships


                      --------------------------------------------------------------------------------------------------------------
                                                                 As of December 31, 1998
                      --------------------------------------------------------------------------------------------------------------

                                     Total Investment     Amount of        Encumbrances of
                                     in Local Limited     Investment       Local Limited   Property and    Accumulated     Net Book
Partnership Name    Location         Partnerships         Paid  to Date    Partnerships    Equipment       Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista          Orosi,
 Investors          California    $    583,000       $    583,000      $    1,440,000   $   2,038,000   $    636,000   $   1,402,000

BCA Associates      Anderson,
                    California         514,000            514,000           1,429,000       2,014,000        471,000       1,543,000

Cloverdale Garden   Cloverdale,
 Apartments         California         617,000            617,000           1,642,000       2,136,000        375,000       1,761,000

Countryway          Mendota,
 Associates         California         571,000            571,000           1,481,000       2,085,000        668,000       1,417,000

East Garden         Jamestown,
 Apartments         California         770,000            770,000           2,161,000       2,886,000        499,000       2,387,000

HPA Investors       Shafter,
                    California         538,000            538,000           1,516,000       2,158,000        489,000       1,669,000

Knights Landing     Knights
 Harbor             Landing,
                    California         275,000            275,000             986,000       1,345,000        312,000       1,033,000

Midland Manor       Mendota,
 Associates         California         383,000            383,000           1,431,000       1,821,000        512,000       1,309,000

San Jacinto         San Jacinto,
 Associates         California         469,000            469,000           1,790,000       2,349,000        374,000       1,975,000

Woodlake Manor      Woodlake,
                    California         545,000            545,000           1,460,000       2,108,000        667,000       1,441,000

Yreka Investment    Yreka,
 Group              California         538,000            538,000           1,475,000       2,043,000        417,000       1,626,000
                                   -----------        -----------         -----------     -----------    -----------     -----------

                                  $  5,803,000      $   5,803,000       $  16,811,000  $   22,983,000  $   5,420,000  $   17,563,000
                                   ===========        ===========         ===========     ===========    ===========     ===========


WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships

                               ----------------------------------------------------------------------------------------------------
                                                            For the year ended December 31, 1998
                               ----------------------------------------------------------------------------------------------------

                                                                         Year Investment                      Estimated Useful
Partnership Name                      Rental Income       Net Loss          Acquired          Status          Life   (Years)
------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                  $    153,000     $   (47,000)           1989          Completed                 27.5

BCA Associates                             151,000         (16,000)           1989          Completed                 40

Cloverdale Garden Apartments               176,000         (25,000)           1989          Completed                 40

Countryway Associates                      167,000         (34,000)           1989          Completed                 27.5

East Garden Apartments                     218,000         (42,000)           1989          Completed                 40

HPA Investors                              161,000         (63,000)           1989          Completed                 40

Knights Landing Harbor                     118,000         (21,000)           1989          Completed                 40

Midland Manor Associates                   151,000         (45,000)           1990          Completed                 27.5

San Jacinto Associates                     118,000         (80,000)           1990          Completed                 50

Woodlake Manor                             170,000         (45,000)           1989          Completed                 30

Yreka Investment Group                     153,000          (7,000)           1989          Completed                 50
                                        ----------      ----------

                                      $  1,736,000     $  (425,000)
                                        ==========      ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc., General Partner


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr.,
President of WNC & Associates, Inc.

Date: June 11, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: June 11, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: June 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: June 11, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: June 11, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.


Date: June 11, 1999