Form 10-K
period 1999-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1999-07-30
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                               For the year ended

                                       OR

    X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credits").

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No. 1 through Supplement No. 9 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing. The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:




                                                -------------------------------------  ---------------------------------------------
                                                      As of March 31, 1999                            As of December 31, 1998
                                                -------------------------------------  ---------------------------------------------
                                                       Partnership's                                                   Encumbrances
                                                       Total Investment  Amount of     Number         Estimated Low    of Local
Partnership                         General Partner    in Local Limited  Investment     of    Occu-   Income Housing   Limited
Name              Location          Name               Partnerships      Paid to Date  Units  pancy   Credits          Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista        Orosi,            Philip R. Hammond,
Investors         California        Jr. and Diane M.
                                    Hammond              $  583,000    $   583,000     42      98%    $  1,274,000     $  1,440,000



BCA Associates    Anderson,         Douglas W. Young        514,000        514,000     40     100%       1,105,000        1,429,000
                  California

Cloverdale        Cloverdale,       David J. Michael,
Garden            California        Patrick R.
Apartments                          Sabelhaus and
                                    Professional
                                    Apartment
                                    Management              617,000        617,000     34     100%       1,387,000        1,642,000


Countryway        Mendota,          Philip R. Hammond,
Associates        California        Jr. and Diane M.
                                    Hammond                 571,000        571,000     41      95%       1,162,000        1,481,000

East Garden       Jamestown,        David J. Michael
Apartments        California        and Professional
                                    Apartment
                                    Management              770,000        770,000     51     100%       1,772,000        2,161,000

HPA               Shafter,          Douglas W. Young        538,000        538,000     42      98%       1,223,000        1,516,000
                  California

Knights Landing   Knights Landing,  Douglas W. Young and
Harbor            California        Diane L. Young          275,000        275,000     25      96%         446,000          986,000




                                                -------------------------------------  ---------------------------------------------
                                                      As of March 31, 1999                            As of December 31, 1998
                                                -------------------------------------  ---------------------------------------------
                                                       Partnership's                                                   Encumbrances
                                                       Total Investment  Amount of     Number         Estimated Low    of Local
Partnership                         General Partner    in Local Limited  Investment     of    Occu-   Income Housing   Limited
Name              Location          Name               Partnerships      Paid to Date  Units  pancy   Credits          Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Midland Manor     Mendota,          Philip R. Hammond,
Associates        California        Jr. and Diane M.
                                    Hammond              $  383,000    $   383,000     40       98%    $   668,000     $  1,431,000

San Jacinto       San Jacinto,      Richard Parasol
Associates        California        and Richard A.
                                    Gullota                 469,000        469,000     38       74%        830,000        1,790,000

Woodlake Manor    Woodlake,         Thomas G. Larson,
                  California        William H. Larson
                                    and Raymond L.
                                    Tetzlaff                545,000        545,000     44       93%      1,146,000        1,460,000

Yreka Investment  Yreka,            Ronald D.
Group             California        Bettencourt             538,000        538,000     36      100%      1,174,000        1,475,000
                                                          ---------      ---------    ---     -----     ----------       ----------
                                                        $ 5,803,000    $ 5,803,000    433       96%   $ 12,187,000     $ 16,811,000
                                                          =========      =========    ===     =====     ==========       ==========


                                 -----------------------------------------------
                                     For the Year Ended December 31, 1998
                                 -----------------------------------------------
                                                             Low Income Housing
                                    Rental         Net       Credits Allocated
Partnership Name                    Income         Loss      to Partnership
--------------------------------------------------------------------------------

Alta Vista Investors           $    153,000   $  (47,000)           99%

BCA Associates                      151,000      (16,000)           99%

Cloverdale Garden Apartments        176,000      (25,000)           99%

Countryway Associates               167,000      (34,000)           99%

East Garden Apartments              218,000      (42,000)           99%

HPA Investors                       161,000      (63,000)           99%

Knights Landing Harbor              118,000      (21,000)           99%

Midland Manor Associates            151,000      (45,000)           99%

San Jacinto Associates              118,000      (80,000)           99%

Woodlake Manor                      170,000      (45,000)           99%

Yreka Investment Group              154,000       (7,000)           99%
                                  ---------     --------
                              $   1,737,000   $ (425,000)
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

(b)  At March 31, 1999, there were 685 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                  March 31                                           December 31
                        -----------------------------   ----------------------------------------------------------------------

                                 1999           1998          1998          1997          1996          1995          1994
                                 ----           ----          ----          ----          ----          ----          ----
                                         (Unaudited)
ASSETS
Cash and cash
  equivalents            $     61,123  $      79,190  $     66,028  $     78,109  $     83,943  $     84,504  $     93,726
Investments in limited
  partnerships, net         1,508,351      1,892,936     1,595,464     2,001,822     2,442,547     2,943,052     3,376,715
Other assets                        -              -             -             -             -           358            74
                            ---------      ---------     ---------     ---------     ---------     ---------     ---------
                         $  1,569,474  $   1,972,126  $  1,661,492  $  2,079,931  $  2,526,490  $  3,027,914  $  3,470,515
                            =========      =========     =========     =========     =========     =========     =========
LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates             $    848,503  $     735,348  $    820,365  $    705,925  $    594,248  $    483,938  $    372,353

PARTNERS' EQUITY              720,971      1,236,778       841,127     1,374,006     1,932,242     2,543,976     3,098,162
                            ---------      ---------      ---------    ---------     ---------     ---------     ---------
                         $  1,569,474  $   1,972,126  $   1,661,492 $  2,079,931  $  2,526,490  $  3,027,914  $  3,470,515
                            =========      =========      =========    =========     =========     =========     =========

Selected results of operations, cash flows and other information for the Partnership are as follows for the periods indicated:

                         For the Three Months Ended                               For the Years Ended
                                  March 31                                            December 31
                        -----------------------------   ------------------------------------------------------------------------

                                 1999          1998           1998           1997          1996           1995          1994
                                 ----          ----           ----           ----          ----           ----          ----
                                         (Unaudited)
Loss from operations     $    (37,519)   $  (32,603)    $ (144,721)    $ (137,368)   $ (135,167)    $ (141,895)   $ (142,872)
Equity in loss from
  limited partnerships        (82,637)     (104,625)      (388,158)      (420,868)     (476,567)      (412,291)     (437,264)
                             --------      --------       --------       --------      --------       --------      --------
Net loss                 $   (120,156)   $ (137,228)    $ (532,879)    $ (558,236)   $ (611,734)    $ (554,186)   $ (580,136)
                             ========      ========       ========       ========      ========       ========      ========

Net loss allocated to:
   General partners      $     (1,202)   $   (1,372)    $   (5,329)    $   (5,582)   $   (6,117)    $   (5,542)   $   (5,801)
                             ========      ========       ========       ========      ========       ========      ========
   Limited partners      $   (118,954)   $ (135,856)    $ (527,550)    $ (552,654)   $ (605,617)    $ (548,644)   $ (574,335)
                             ========      ========       ========       ========      ========       ========      ========
Net loss per limited
  partner unit           $     (15.97)   $   (18.24)    $   (70.81)    $   (74.18)   $   (81.29)    $   (73.64)   $   (77.09)
                             ========      ========       ========       ========      ========       ========      ========
Outstanding weighted
  limited partner units         7,450         7,450          7,450          7,450         7,450          7,450         7,450
                             ========      ========       ========       ========      ========       ========      ========

                         For the Three Months Ended                               For the Years Ended
                                  March 31                                            December 31
                        -----------------------------   ------------------------------------------------------------------------

                                 1999          1998           1998           1997          1996           1995          1994
                                 ----          ----           ----           ----          ----           ----          ----
                                         (Unaudited)
Net cash provided by
  (used in):
    Operating activities   $   (5,655)  $       546   $    (15,377)   $   (10,787)  $    (9,595)   $   (14,624)  $   (11,490)
    Investing activities          750           535          3,296          4,953         9,034          5,402         7,402
                             --------      --------       --------       --------      --------       --------      --------
Net change in cash and
  cash equivalents             (4,905)        1,081        (12,081)        (5,834)         (561)        (9,222)       (4,088)

Cash and cash
  equivalents,
  beginning of period          66,028        78,109         78,109         83,943        84,504         93,726        97,814
                             --------      --------       --------       --------      --------       --------      --------
Cash and cash
  equivalents, end of
  period                   $   61,123  $     79,190   $     66,028    $    78,109   $    83,943    $    84,504   $    93,726
                             ========      ========       ========       ========      ========       ========      ========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                                         1998            1997             1996            1995            1994
                                         ----            ----             ----            ----            ----

 Federal                          $            99  $           99   $           99  $           99  $           118
 State                                          -               -                -               -                -
                                     ------------    ------------     ------------    ------------    -------------
 Total                            $            99  $           99   $           99  $           99  $           118
                                     ============    ============     ============    ============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $61,123 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,508,351. Liabilities at March 31, 1999 primarily consisted of $845,540 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(120,000), reflecting a decrease of $17,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $22,000 to $(83,000) for the three months ended March 31, 1999 from $(105,000) for the three months ended March 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $5,000 for the three months ended March 31, 1999 to $(37,000), from $(32,000) for the three months ended March 31, 1998, due to a comparable increase in operating expense allocations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(533,000), reflecting a decrease of $25,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(388,000) in 1998 from $(421,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $8,000 in 1998 to $(145,000), from $(137,000) in 1997, due to a comparable increase in operating expense allocations.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net cash used during the three months ended March 31, 1999 was $(5,000), compared to a net increase in cash for the three months ended March 31, 1998 of $1,000. The change was due primarily to an increase in operating costs paid to third parties.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(12,000), compared to net cash used in 1997 of $(6,000). The change was due primarily to an increase in operating costs paid to third parties and a decline in distributions from Local Limited Partnerships.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(6,000), compared to $(1,000) in 1996.The change was due primarily to a decrease in distributions from limited partnerships.

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $28,000 and $115,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 80% of the total assets of the Partnership at March 31, 1999 and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.




                                               BDO SEIDMAN, LLP

Orange County, California
July 7, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 96% of the total assets of WNC California Housing Tax Credits, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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



                                                    CORBIN & WERTZ

Irvine, California
March 18, 1998

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                March 31                        December 31
                                      ------------------------------   ------------------------------

                                              1999             1998             1998            1997
                                              ----             ----             ----            ----
                                                       (Unaudited)
ASSETS

Cash and cash equivalents           $       61,123   $       79,190     $     66,028    $     78,109
Investments in limited
  partnerships,  net (Note 2)            1,508,351        1,892,936        1,595,464       2,001,822
                                         ---------        ---------        ---------       ---------
                                    $    1,569,474   $    1,972,126     $  1,661,492    $  2,079,931
                                         =========        =========        =========       =========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Accrued  fees  and  expenses
     due to  General Partner
     and affiliates (Note 3)        $      848,503   $      735,348     $    820,365   $     705,925

Commitments and contingencies

Partners' equity (deficit):
  General partners                         (57,631)         (52,472)         (56,429)        (51,100)
  Limited partners
    (10,000 units  authorized;
    7,450 units issued and
    outstanding)                           778,602        1,289,250          897,556       1,425,106
                                         ---------        ---------        ---------       ---------
      Total partners' equity               720,971        1,236,778          841,127       1,374,006
                                         ---------        ---------        ---------       ---------
                                    $    1,569,474   $    1,972,126     $  1,661,492   $   2,079,931
                                         =========        =========        =========       =========


                 See accompanying notes to financial statements
                                       15

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         ----------------------------   -------------------------------------------

                                           1999            1998           1998            1997           1996
                                           ----            ----           ----            ----           ----
                                                        (Unaudited)

Interest income                   $         465    $        546    $     2,166     $     2,227    $     3,549

Operating expenses:
  Amortization (Note 2)                   3,726           3,726         14,904          14,904         14,904
  Asset management fees (Note 3)         27,923          27,923        111,691         111,691        111,691
  Legal and accounting                    4,553             500          4,000           5,339          5,175
  Office                                  1,782           1,000         16,292           7,661          6,946
                                       --------        --------       --------        --------       --------
  Total operating expenses               37,984          33,149        146,887         139,595        138,716
                                       --------        --------       --------        --------       --------

Loss from operations                    (37,519)        (32,603)      (144,721)       (137,368)      (135,167)

Equity in losses of limited
  partnerships (Note 2)                 (82,637)       (104,625)      (388,158)       (420,868)      (476,567)
                                       --------        --------       --------        --------       --------
Net loss                          $    (120,156)   $   (137,228)   $  (532,879)    $  (558,236)   $  (611,734)
                                       ========        ========       ========        ========       ========
Net loss allocated to:
  General partners                $      (1,202)   $     (1,372)   $    (5,329)    $    (5,582)   $    (6,117)
                                      =========        ========       ========        ========       ========
  Limited partners                $    (118,954)   $   (135,856)   $  (527,550)    $  (552,654)   $  (605,617)
                                      =========        ========       ========        ========       ========
Net  loss  per  limited
  partnership unit                $      (15.97)   $     (18.24)   $    (70.81)    $    (74.18)   $    (81.29)
                                      =========        ========       ========        ========       ========
Outstanding weighted limited
  partner units                           7,450           7,450          7,450           7,450          7,450
                                      =========        ========       ========        ========       ========




                 See accompanying notes to financial statements
                                       16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Three Months Ended March 31, 1999 and For
                The Years Ended December 31, 1998, 1997 and 1996



                                  General            Limited
                                  Partners           Partners           Total
                                  --------           --------           -----

Partners' equity (deficit)
  at January 1, 1996          $   (39,401)      $   2,583,377    $    2,543,976

Net loss                           (6,117)           (605,617)         (611,734)
                                 --------           ---------         ---------
Partners' equity (deficit)
  at December 31, 1996            (45,518)          1,977,760         1,932,242

Net loss                           (5,582)           (552,654)         (558,236)
                                 --------           ---------         ---------
Partners' equity (deficit)
  at December 31, 1997            (51,100)          1,425,106         1,374,006

Net loss                           (5,329)           (527,550)         (532,879)
                                 --------           ---------         ---------
Partners' equity (deficit)
  at December 31, 1998            (56,429)            897,556           841,127

Net loss                           (1,202)           (118,954)         (120,156)
                                 --------           ---------         ---------
Partners' equity (deficit)
  at March 31, 1999           $   (57,631)      $     778,602    $      720,971
                                 ========           =========         =========







                 See accompanying notes to financial statements
                                       17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         ----------------------------    -------------------------------------------

                                                 1999           1998            1998           1997            1996
                                                 ----           ----            ----           ----            ----
                                                         (Unaudited)

Cash flows from operating activities:
   Net loss                            $     (120,156)  $   (137,228)  $    (532,879)  $   (558,236)  $    (611,734)

   Adjustments to reconcile net loss
     to net cash provided by (used  in)
     operating activities:
     Amortization                               3,726          3,726          14,904         14,904          14,904
     Equity in losses of limited
       partnerships                            82,637        104,625         388,158        420,868         476,567
     Change in other assets                         -              -               -              -             358
     Change in accrued fees and
       expenses due to General
       Partner and affiliates                  28,138         29,423         114,440        111,677         110,310
                                            ---------      ---------       ---------      ---------       ---------
Net cash provided by (used in)
  operating activities                         (5,655)           546         (15,377)       (10,787)         (9,595)
                                            ---------      ---------       ---------      ---------       ---------

Cash flows provided by investing activities:
  Distributions from limited partnerships         750            535           3,296          4,953           9,034
                                            ---------      ---------       ---------      ---------       ---------

Net increase (decrease) in cash and
  cash equivalents                             (4,905)         1,081         (12,081)        (5,834)           (561)

Cash and cash equivalents, beginning
  of period                                    66,028         78,109          78,109         83,943          84,504
                                            ---------      ---------       ---------      ---------       ---------

Cash and cash equivalents, end of
  period                                $      61,123  $      79,190   $      66,028  $      78,109   $      83,943
                                            =========      =========       =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Taxes paid                         $            -  $           -   $         800  $         800   $         800
                                            =========      =========       =========      =========       =========


                 See accompanying notes to financial statements
                                       18

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996


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

WNC & Associates, Inc., a California corporation ("WNC"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

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

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners have received proceeds equal to their capital contributions from the remainder, any additional sale or refinancing proceeds will be distributed 99% to the limited partners (in proportion to their respective investments) and 1% to the General Partners.

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996


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

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partners.

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership's based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                   WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. WNC is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $946,704 at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior period balances have been reclassified to conform to the 1999 presentation.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership has acquired limited partnership interests in eleven Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997, are approximately $205,000 and $208,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account.

Equity in losses of the local limited partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 1999, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the three month period ended March 31, 1999 amounting to approximately $23,000 have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $32,000 have not been recognized. As of March 31, 1999, the aggregate share of net losses not recognized by the Partnership amounted to $55,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                    For the Three           For the Years Ended
                                     Months Ended               December 31
                                       March 31
                                    ---------------   --------------------------

                                           1999            1998           1997
                                           ----            ----           ----
Investments per balance sheet,
  beginning of period               $ 1,595,464   $   2,001,822   $  2,442,547
Equity in losses of limited
  partnerships                          (82,637)       (388,158)      (420,868)
Distributions received                     (750)         (3,296)        (4,953)
Amortization of paid
  acquisition fees and costs             (3,726)        (14,904)       (14,904)
                                      ---------       ---------      ---------
Investments per balance sheet,
  end of period                     $ 1,508,351   $   1,595,464   $  2,001,822
                                      =========       =========      =========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                    1998                1997
                                                    ----                ----
ASSETS

Buildings and improvements,
  (net of accumulated                   $     16,079,000    $     16,617,000
   depreciation for 1998 and
   1997 of  $5,420,000 and
   $4,818,000, respectively)
Land                                           1,484,000           1,484,000
Other assets                                   1,465,000           1,387,000
                                         ---------------     ---------------
                                        $     19,028,000    $     19,488,000
                                         ===============     ===============

LIABILITIES

Mortgage loans payable                  $     16,811,000    $     16,854,000
Other liabilities
  (including $348,000 and $347,000               506,000             483,000
  due to related parties)
                                         ---------------     ---------------
                                              17,317,000          17,337,000
                                         ---------------     ---------------
PARTNERS' CAPITAL

WNC California Housing
  Tax Credits, L.P                             1,390,000           1,794,000
Other partners                                   321,000             357,000
                                         ---------------     ---------------
                                               1,711,000           2,151,000
                                         ---------------     ---------------
                                        $     19,028,000    $     19,488,000
                                         ===============     ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                1998               1997                1996
                                ----               ----                ----

Revenues                 $     1,828,000   $     1,802,000   $       1,771,000
                               ---------         ---------           ---------
Expenses:
  Operating expenses           1,251,000         1,199,000           1,236,000
  Interest expense               400,000           410,000             406,000
  Depreciation and
    amortization                 602,000           618,000             611,000
                               ---------         ---------           ---------
   Total expenses              2,253,000         2,227,000           2,253,000
                               ---------         ---------           ---------
Net loss                 $      (425,000)  $      (425,000)  $        (482,000)
                               =========         =========           =========
Net loss allocable to
   the Partnership       $      (420,000)  $      (421,000)  $        (477,000)
                               =========         =========           =========
Net loss recorded
   by the Partnership    $      (388,000)  $      (421,000)  $        (477,000)
                               =========         =========           =========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $190,683, $186,957 and $172,053 as of March 31, 1999 and December 31,
          1998 and 1997, respectively.

          Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $32,018 which have been included in investments in limited partnerships. Such costs were fully amortized at December 31, 1997.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages. Management fees of $27,923 were incurred during the three months ended March 31, 1999 and $111,691 were incurred for 1998, 1997 and 1996, of which $0 was paid during the three months ended March 31, 1999 and the years ended December 31, 1998, 1997 and 1996.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
            And For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated:


                                    March 31                 December 31
                                 ---------------    ----------------------------

                                        1999             1998             1997
                                        ----             ----             ----

Reimbursement for expenses
  paid by the General
  Partners or an affiliate      $      2,963     $      2,748    $           -
Asset management fee payable         845,540          817,617          705,925
                                   ---------        ---------        ---------

Total                           $    848,503     $    820,365    $     705,925
                                   =========        =========        =========

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $28,000 and $112,000 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $6,000 and $3,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $6,700 for Associates and $750 for Mr. Cooper for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended March 31, 1999 and the year ended December 31, 1998.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance  Sheets,  March 31, 1999  and 1998 (Unaudited) and December 31,
           1998 and 1997
         Statements of Operations for the three months ended  March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Statements  of   Partners'  Equity  (Deficit)  for   the  three  months
           ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996
         Statements of Cash Flows  for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public  Accountants on Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31.

(c)      Exhibits.

3.1 Agreement of Limited Partnership dated September 15, 1988; included as Exhibit B to the Prospectus, which was filed as Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein as Exhibit 3.1.

10.1. Amended and Restated Agreement of Limited Partnership of Countryway Associates filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.1.

10.2. Amended and Restated Agreement of Limited Partnership of Alta Vista Investors filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.2.

10.3. Amended and Restated Agreement of Limited Partnership of Yreka Invest-ment Group filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.3.

10.4. Amended and Restated Agreement of Limited Partnership of BCA Associates filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.4.

10.5. Amended and Restated Agreement of Limited Partnership of HPA Investors filed as exhibit 10.8 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.5.

10.6. Amended and Restated Agreement of Limited Partnership of Cloverdale Garden Apartments filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.6.

10.7.    Amended  and  Restated Agreement of Limited Partnership of Knights Land
         ing Harbor  filed as exhibit  10.13 on Form 10-K  dated   December  31,
         1992 is hereby incorporated herein as exhibit 10.7.

10.8. Amended and Restated Agreement of Limited Partnership of Woodlake Manor filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of East Garden Apartments filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.9.

10.10. Amended and Restated Agreement of Limited Partnership of Midland Manor Associates filed as exhibit 10.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.10.

10.11. Amended and Restated Agreement of Limited Partnership of San Jacinto Associates filed as exhibit 10.27 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 10.11.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule






To the Partners
California Housing Tax Credits, L.P.


The audits referred to in our report dated July 7, 1999, relating to the 1999 and 1998 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                         BDO SEIDMAN, LLP


Orange County, California
July 7, 1999

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                    ------------------------------------   ---------------------------------------------------------
                                               As of March 31, 1999                                  As of December 31, 1998
                                    ------------------------------------   ---------------------------------------------------------
                                   Partnership's Total     Amount of       Encumbrances of
                                   Investment in Local  Investment Paid    Local Limited   Property and   Accumulated     Net Book
Partnership Name      Location     Limited Partnerships    to Date         Partnerships      Equipment    Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista            Orosi,
Investors             California     $   583,000        $   583,000      $   1,440,000   $   2,038,000   $   636,000   $   1,402,000

BCA Associates        Anderson,
                      California         514,000            514,000          1,429,000       2,014,000       471,000       1,543,000

Cloverdale Garden     Cloverdale,
Apartments            California         617,000            617,000          1,642,000       2,136,000       375,000       1,761,000

Countryway            Mendota,
Associates            California         571,000            571,000          1,481,000       2,085,000       668,000       1,417,000

East Garden           Jamestown,
Apartments            California         770,000            770,000          2,161,000       2,886,000       499,000       2,387,000

HPA Investors         Shafter,
                      California         538,000            538,000          1,516,000       2,158,000       489,000       1,669,000

Knights Landing       Knights
Harbor                Landing,
                      California         275,000            275,000            986,000       1,345,000       312,000       1,033,000

Midland Manor         Mendota,
Associates            California         383,000            383,000          1,431,000       1,821,000       512,000       1,309,000

San Jacinto           San Jacinto,
Associates            California         469,000            469,000          1,790,000       2,349,000       374,000       1,975,000

Woodlake Manor        Woodlake,
                      California         545,000            545,000          1,460,000       2,108,000       667,000       1,441,000

Yreka Investment      Yreka,
Group                 California         538,000            538,000          1,475,000       2,043,000       417,000       1,626,000
                                       ---------          ---------         ----------      ----------     ---------      ----------
                                     $ 5,803,000        $ 5,803,000      $  16,811,000   $  22,983,000   $ 5,420,000   $  17,563,000
                                       =========          =========         ==========      ==========     =========      ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                          ------------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 1998
                                          ------------------------------------------------------------------------------------------

                                                                           Year Investment                    Estimated Useful Life
Partnership Name                      Rental Income       Net Loss            Acquired           Status              (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                $     153,000     $   (47,000)                1989          Completed                 27.5

BCA Associates                            151,000         (16,000)                1989          Completed                   40

Cloverdale Garden Apartments              176,000         (25,000)                1989          Completed                   40

Countryway Associates                     167,000         (34,000)                1989          Completed                 27.5

East Garden Apartments                    218,000         (42,000)                1989          Completed                   40

HPA Investors                             161,000         (63,000)                1989          Completed                   40

Knights Landing Harbor                    118,000         (21,000)                1989          Completed                   40

Midland Manor Associates                  151,000         (45,000)                1990          Completed                 27.5

San Jacinto Associates                    118,000         (80,000)                1990          Completed                   50

Woodlake Manor                            170,000         (45,000)                1989          Completed                   30

Yreka Investment Group                    153,000          (7,000)                1989          Completed                   50
                                        ---------        --------
                                    $   1,736,000     $  (425,000)
                                        =========        ========


WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                   -------------------------------------------------------------------------------------------------
                                                                            As of December 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                   Partnership's Total     Amount of       Encumbrances of
                                   Investment in Local  Investment Paid    Local Limited   Property and   Accumulated     Net Book
Partnership Name      Location     Limited Partnerships    to Date         Partnerships      Equipment    Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista            Orosi,
Investors             California     $   583,000        $   583,000      $   1,440,000   $   2,038,000   $   636,000   $   1,402,000

BCA Associates        Anderson,
                      California         514,000            514,000          1,429,000       2,014,000       471,000       1,543,000

Cloverdale Garden     Cloverdale,
Apartments            California         617,000            617,000          1,642,000       2,136,000       375,000       1,761,000

Countryway            Mendota,
Associates            California         571,000            571,000          1,481,000       2,085,000       668,000       1,417,000

East Garden           Jamestown,
Apartments            California         770,000            770,000          2,161,000       2,886,000       499,000       2,387,000

HPA Investors         Shafter,
                      California         538,000            538,000          1,516,000       2,158,000       489,000       1,669,000

Knights Landing       Knights
Harbor                Landing,
                      California         275,000            275,000            986,000       1,345,000       312,000       1,033,000

Midland Manor         Mendota,
Associates            California         383,000            383,000          1,431,000       1,821,000       512,000       1,309,000

San Jacinto           San Jacinto,
Associates            California         469,000            469,000          1,790,000       2,349,000       374,000       1,975,000

Woodlake Manor        Woodlake,
                      California         545,000            545,000          1,460,000       2,108,000       667,000       1,441,000

Yreka Investment      Yreka,
Group                 California         538,000            538,000          1,475,000       2,043,000       417,000       1,626,000
                                       ---------          ---------         ----------      ----------     ---------      ----------
                                     $ 5,803,000        $ 5,803,000      $  16,811,000   $  22,983,000   $ 5,420,000   $  17,563,000
                                       =========          =========         ==========      ==========     =========      ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                     -----------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1998
                                     -----------------------------------------------------------------------------------------------

                                                                           Year Investment                    Estimated Useful Life
Partnership Name                      Rental Income       Net Loss            Acquired           Status              (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                $     153,000     $   (47,000)                1989          Completed                 27.5

BCA Associates                            151,000         (16,000)                1989          Completed                   40

Cloverdale Garden Apartments              176,000         (25,000)                1989          Completed                   40

Countryway Associates                     167,000         (34,000)                1989          Completed                 27.5

East Garden Apartments                    218,000         (42,000)                1989          Completed                   40

HPA Investors                             161,000         (63,000)                1989          Completed                   40

Knights Landing Harbor                    118,000         (21,000)                1989          Completed                   40

Midland Manor Associates                  151,000         (45,000)                1990          Completed                 27.5

San Jacinto Associates                    118,000         (80,000)                1990          Completed                   50

Woodlake Manor                            170,000         (45,000)                1989          Completed                   30

Yreka Investment Group                    153,000          (7,000)                1989          Completed                   50
                                        ---------        --------
                                    $   1,736,000     $  (425,000)
                                        =========        ========


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc., General Partner


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 27, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: July 27, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 27, 1999