Form 10-Q
period 1999-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1999-08-27
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (714) 662-5565

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X .

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

       Balance Sheets
             June 30, 1999 and March 31, 1999                            2

       Statements of Operations
             For the Three months Ended June 30, 1999 and 1998           3

       Statement of Partners' Equity
             For the Three months Ended June 30, 1999                    4

       Statements of Cash Flows
             For the Three months Ended June 30, 1999 and 1998           5

       Notes to Financial Statements                                     6

  Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              10

  Item 3. Quantitative and Qualitative Disclosures About Market Risks   12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                             12

  Item 6. Exhibits and Reports on Form 8-K                              12

  Signatures                                                            13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                      June 30, 1999              March 31.1999
                                      -------------              -------------
                                       (unaudited)

                                     ASSETS

Cash and cash equivalents            $      63,713              $      61,123

Investment in limited
  partnerships - Note 2
                                         1,419,067                  1,508,351
                                         ---------                  ---------

                                     $   1,482,780              $   1,569,474
                                         =========                  =========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued fees and expenses due to
    general partner and affiliates
    - Note 3                         $     882,573              $     848,503

Partners' equity (deficit):
 General partner                           (58,839)                   (57,631)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)
                                           659,046                    778,602
                                           -------                    -------
Total partners' equity
                                           600,207                    720,971
                                           -------                    -------

                                     $   1,482,780              $   1,569,474
                                         =========                  =========


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                     1999                  1998
                                                     ----                  ----

   Interest income                        $           469        $          567
   Miscellaneous income                                 -                 1,000
                                                ---------             ---------
                                                      469                 1,567
                                                ---------             ---------
   Operating expenses:
   Amortization                                     3,726                 3,726
   Asset management fees - Note 4                  27,964                27,923
   Legal and accounting                             5,078                 3,500
   Other                                            1,828                 9,895
                                                ---------             ---------

   Total operating expenses                        38,596                45,044

   Loss from operations                           (38,127)              (43,477)
                                                ---------             ---------

   Equity in loss of
     limited partnerships                         (82,637)             (102,375)
                                                ---------             ---------

   Net loss                               $      (120,764)       $     (145,852)
                                                =========             =========
   Net loss allocated to:
     General partner                      $        (1,208)       $       (1,459)
                                                =========             =========

     Limited partners                     $      (119,556)       $     (144,396)
                                                =========             =========
   Net loss per limited
     partner units (7,450 units
     issued and outstanding)              $           (16)       $          (19)
                                                =========             =========


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (unaudited)


                                            General          Limited
                                            Partner          Partners             Total
                                            -------          --------             -----

Equity (deficit), March 31, 1999        $   (57,631)    $     778,602      $    720,971


Net loss for the three months ended
 June 30, 1999                               (1,208)         (119,556)         (120,764)
                                           --------          --------          --------

Equity (deficit), June 30, 1999         $   (58,839)    $     659,046      $    600,207
                                           ========          ========          ========













                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                   1999                  1998
                                                                   ----                  ----
Cash flows from operating activities:

  Net loss                                                 $   (120,764)         $   (145,852)
    Adjustments to reconcile net loss to net
      cash provided by (used) in operating activities:
      Equity in loss of limited partnerships                     82,637               102,375
      Amortization                                                3,726                 3,726
      Change in other assets                                          -                     -
      Accrued fees and expense due to
        general partner and affiliates                           34,070                28,813
                                                              ---------             ---------

         Net cash used in other operating activities               (331)              (10,938)
                                                              ---------             ---------
Cash flows from investing activities:
  Distributions from limited partnerships                          2,921                     -
                                                              ---------             ---------

Net increase (decrease) in cash and cash equivalents              2,590               (10,938)

Cash and cash equivalents, beginning of period                   61,123                79,190
                                                              ---------             ---------

Cash and cash equivalent, end of period                    $     63,713          $     68,252
                                                              =========             =========


                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the WNC California Housing Tax Credits, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended March 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years.

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999, the Partnership had no cash equivalents.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of:

                                     June 30, 1999          March 31, 1999
                                     -------------          --------------

Investment balance,
  beginning of period                $   1,508,351           $   1,595,464

Equity in loss of limited
  partnership                              (82,637)                (82,637)
Distributions                               (2,921)                   (750)
Amortization of capitalized
  acquisition costs                         (3,726)                 (3,726)
                                         ---------               ---------
Investment balance,
  end of period                      $   1,419,067           $   1,508,351
                                         =========               =========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Selected financial information  for  the  three  months  ended  June 30 from the
combined  financial  statements  of  the  limited  partnerships  in  which   the
partnership has invested is as follows:
                                                   1999                   1998
                                                   ----                   ----

 Total revenue                              $   532,331            $   450,500
                                               --------               --------

 Interest expense                               175,643                101,450
 Depreciation                                   150,643                137,950
 Operating expenses                             312,342                316,450
                                               --------               --------
 Total expenses                                 638,482                555,850
                                               --------               --------

 Net loss                                   $  (106,151)           $  (105,350)
                                               ========               ========
 Net loss allocable to the
  Partnership                               $  (105,089)           $  (102,375)
                                               ========               ========
 Net loss recorded by the
  Partnership                               $   (82,637)           $  (102,375)
                                               ========               ========
NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $28,000 and $28,000 were incurred during the three months ended June 30, 1999 and 1998. The Partnership paid the General Partners and or their affiliates $0 of those fees during the three months ended June 30, 1999 and 1998.

(b) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $6,700 for Associates and $750 for Mr. Cooper for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended June 30, 1999 and 1998.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                          June 30, 1999         March 31, 1999
                                          -------------         --------------

  Asset management fee payable              $   873,504            $   845,540
  Reimbursement for expenses paid
    by an affiliate                               9,069                  2,963
                                                -------                -------
                                            $   882,573            $   848,503
                                                =======                =======
NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $64,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,419,000. Liabilities at June 30, 1999 primarily consisted of $883,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(121,000), reflecting a decrease of $25,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $19,000 to $(83,000) for the three months ended June 30, 1999 from $(102,000) for the three months ended June 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $6,000 for the three months ended June 30, 1999 to $(38,000), from $(44,000) for the three months ended June 30, 1998, due to a comparable increase in operating expense allocations.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net cash provided during the three months ended June 30, 1999 was $3,000 compared to a net decrease in cash for the three months ended June 30, 1998 of $(11,000). The change was due primarily to a decrease in operating costs of $6,000, an increase in distributions from limited partnerships of $3,000 and a decrease in fees paid to the general partner or affiliates of $5,000.

During the three months ended June 30, 1999 and the year ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $28,000 and $28,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.     General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 26, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 26, 1999