Form 10-Q
period 1999-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 1999-11-19
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      September 30,1999 and March 31, 1999...................................3


    Statements of Operations
      For the three and six months ended September 30, 1999 and 1998.........4

    Statement of Partners' Equity
      For the six months ended September 30, 1999............................5

    Statements of Cash Flows
      For the six months ended September 30, 1999 and 1998...................6

    Notes to Financial Statements ...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures.................................................................15

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                      September 30, 1999          March 31, 1999
                                                      ------------------          --------------
                                                         (unaudited)
                                     ASSETS

Cash and cash equivalents                         $               51,709      $           61,123
 Investment in limited partnerships - Note 2                   1,332,704               1,508,351
                                                      ------------------          --------------

                                                  $            1,384,413      $        1,569,474
                                                      ==================          ==============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
  general partner and affiliates - Note 3         $              901,918      $          848,503
                                                      ------------------          --------------

Partners' equity (deficit):
 General partner                                                 (60,016)                (57,631)

 Limited partners (10,000 units authorized,
  7,450 units issued and outstanding)                            542,511                 778,602
                                                      ------------------          --------------

Total partners' equity                                           482,495                 720,971
                                                      ------------------          --------------

                                                  $            1,384,413      $        1,569,474
                                                      ==================          ==============


                 See accompanying notes to financial statements
                                        3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                      1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $        463    $          932    $         525     $        1,092
                                         ----------      ------------      -----------       ------------

                                                463               932              525              1,092
                                         ----------      ------------      -----------       ------------
Operating expenses:
Amortization                                  3,726             7,452            3,726              7,452
Asset management fees - Note 3               27,964            55,928           27,923             55,846
Legal and accounting                          2,503             7,581                -              3,500
Other                                         1,345             3,173            3,648             12,543
                                         ----------      ------------      -----------       ------------

Total operating expenses                     35,538            74,134           35,297             79,341
                                         ----------      ------------      -----------       ------------

Loss from operations                        (35,075)          (73,202)         (34,772)           (78,249)

Equity in loss from
 limited partnerships                       (82,637)         (165,274)         (91,000)          (193,375)
                                         ----------      ------------      -----------       ------------

Net loss                               $   (117,712)   $     (238,476)   $    (125,772)    $     (271,624)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (1,177)   $       (2,385)   $      (1,258)    $       (2,716)
                                         ==========      ============      ===========       ============

 Limited partners                      $   (116,535)   $     (236,091)   $    (124,514)    $     (268,908)
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (7,450 units issued
 and outstanding)                      $        (16)   $          (32)   $         (17)    $          (36)
                                         ==========      ============      ===========       ============

                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                              General                 Limited
                                                              Partner                 Partners                    Total
                                                              -------                 --------                    -----

Partners' equity (deficit), March 31, 1999        $           (57,631)    $            778,602    $             720,971


Net loss for the six months ended
 September 30, 1999                                            (2,385)                (236,091)                (238,476)
                                                    -----------------       ------------------       ------------------

Partners' equity (deficit), September 30, 1999    $           (60,016)    $            542,511    $             482,495
                                                    =================       ==================       ==================




                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
 Net loss                                         $    (238,476)  $   (271,624)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Equity in loss from limited partnerships             165,274        193,375
   Amortization                                           7,452          7,452
   Asset management fees                                 55,928         55,846
   Accrued fees and expense due to
    general partner and affiliates                       (2,513)        (1,500)
                                                    -----------     ----------

Net cash used in operating activities                   (12,335)       (16,451)
                                                    -----------     ----------

Cash flows from investing activities:
 Distributions from limited partnerships                  2,921            490
                                                    -----------     ----------

Net cash provided by investing activities                 2,921            490
                                                    -----------     ----------

Net decrease in cash and cash equivalents                (9,414)       (15,961)
                                                    -----------     ----------

Cash and cash equivalents, beginning of period           61,123         79,190
                                                    -----------     ----------

Cash and cash equivalents, end of period          $      51,709   $     63,229
                                                    ===========     ==========


                 See accompanying notes to financial statements
                                        6

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months then ended.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 99% to the limited partners (in proportion to their respective investments) and 1% to the General Partner.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in twenty-seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                               September 30, 1999                 March 31, 1999
                                               ------------------                 --------------

Investment balance, beginning of period       $         1,508,351            $         1,595,464
Equity in loss from limited partnerships                 (165,274)                       (82,637)
Distributions from limited partnerships                    (2,921)                          (750)
Amortization of acquisition costs                          (7,452)                        (3,726)
                                                -----------------              -----------------

Investment per balance sheet, end of period   $         1,332,704            $         1,508,351
                                                =================              =================

Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                             1999                          1998
                                                             ----                          ----

Total revenue                                 $         1,064,600            $          901,500
                                                -----------------              ----------------

Interest expense                                          351,200                       203,450
Depreciation                                              301,000                       275,950
Operating expenses                                        624,600                       633,450
                                                -----------------              ----------------

Total Expenses                                          1,276,800                     1,112,850
                                                -----------------              ----------------

Net loss                                      $          (212,200)           $         (211,350)
                                                =================              ================

Net loss allocable to the Partnership         $          (210,078)           $         (209,237)
                                                =================              ================

Net loss recognized by the Partnership        $          (165,274)           $         (193,375)
                                                =================              ================

                                       10

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS


(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $55,928 and $55,846 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership made no payments to the General Partner or its affiliates for those fees during the six months ended September 30, 1999 and 1998.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rate; 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Interest in Partnership. Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $6,700 for Associates and $750 for Mr. Cooper for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the six months ended September 30, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:

                                 September 30, 1999       March 31, 1999
                                 ------------------       --------------

Asset management fee          $             901,468   $          845,540
Reimbursement due on
 expenses paid by affiliate                     450                2,963
                                 ------------------       --------------

Total related party payables  $             901,918   $          848,503
                                 ==================       ==============


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $52,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,333,000. Liabilities at June 30, 1999 primarily consisted of $902,000 of accrued annual management fees due to the General Partners.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(118,000), reflecting a decrease of $8,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $8,000 to $(83,000) for the three months ended September 30, 1999 from $(91,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was no change in loss from operations of ($35,000) for the three months ended September 30, 1999 and September 30, 1998

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(238,000), reflecting a decrease of $33,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $28,000 to $(165,000) for the six months ended September 30, 1999 from $(1193,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $5,000 for the six months ended September 30, 1999 to $(73,000), from $(78,000) for the six months ended September 30, 1998, due to a comparable decrease in operating expenses.

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used during the six months ended September 30, 1999 was $(9,000) compared to a net use of cash for the six months ended September 30, 1998 of $(16,000). The change consists of an increase in distribution from limited partnerships of $3,000 and a decrease in operating expenses of $4,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $53,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & Associates, Inc.         General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 17, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 17, 1999