Form 10-K
period 2000-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2000-06-29
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

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

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or ("General Partners"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on March 16, 1989, the Partnership commenced a public offering of 10,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on October 31, 1990, a total of 7,450 Units representing $7,450,000 had been sold. Holders of Units are referred to herein as(Limited Partners).

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the Housing Complex) which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the Compliance Period), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships (Local Limited Partnership Interests) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplement No. 1 through Supplement No. 9 thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner (Local General Partner) will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2000, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or
moderate-income   housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:




                                              -------------------------------  -----------------------------------------------------
                                                       As of March 31, 2000                     As of December 31, 1999
                                              -------------------------------  -----------------------------------------------------
                                              Partnership s
                                              Total Investment   Amount of                           Estimated Low   Encumbrances of
 Partnership                  General         in Local Limited   Investment    Number                Income Housing  Local Limited
 Name           Location      Partner Name    Partnerships       Paid to Date  of Units  Occupancy   Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista      Orosi,        Philip R.
Investors       California    Hammond,Jr.
                              and Diane M.
                              Hammond         $    583,000       $   583,000     42         98%      $   1,274,000   $    1,436,000


BCA             Anderson,     Douglas W.
Associates      California    Young                514,000           514,000     40         93%          1,105,000        1,425,000

Cloverdale      Cloverdale,   David J.
Garden          California    Michael,
Apartments                    Patrick R.
                              Sabelhaus and
                              Professional
                              Apartment
                              Management           617,000            617,000    34        100%          1,387,000        1,638,000


Countryway      Mendota,      Philip
Associates      California    R. Hammond,
                              Jr.and Diane
                              M. Hammond           571,000            571,000    41         90%          1,162,000        1,478,000

East Garden     Jamestown,    David J.
Apartments      California    Michael and
                              Professional
                              Apartment
                              Management           770,000            770,000    51        100%          1,772,000        2,156,000

HPA Investors   Shafter,      Douglas W.
                California    Young                538,000            538,000    42         83%          1,223,000        1,511,000

Knights         Knights       Douglas W.
Landing         Landing,      Young and
Harbor          California    Diane L.
                              Young                275,000            275,000    25        100%            446,000          984,000




                                               -------------------------------  ----------------------------------------------------
                                                       As of March 31, 2000                     As of December 31, 1999
                                              -------------------------------  -----------------------------------------------------
                                              Partnership s
                                              Total Investment   Amount of                           Estimated Low   Encumbrances of
 Partnership                  General         in Local Limited   Investment    Number                Income Housing  Local Limited
 Name           Location      Partner Name    Partnerships       Paid to Date  of Units  Occupancy   Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Midland Manor   Mendota,      Philip R.
Associates      California    Hammond, Jr.
                              and Diane M.
                              Hammond         383,000           383,000          40        93%      668,000         1,428,000

San Jacinto     San Jacinto,  Richard
Associates      California    Parasol and
                              Richard A
                              Gullota         469,000           469,000          38        79%      830,000         1,786,000

Woodlake        Woodlake,     Thomas G.
Manor           California    Larson,
                              William H.
                              Larson and
                              Raymond L
                              Tetzlaff        545,000           545,000          44        98%      1,146,000       1,456,000

Yreka           Yreka,        Ronald D.
Investment      California    Bettencourt     538,000           538,000          36        97%      1,174,000       1,471,000
Group

                                          $ 5,803,000       $ 5,803,000         433        94%  $  12,187,000    $ 16,769,000





             ------------------------------------
             For the Year Ended December 31, 1999
             ------------------------------------


Partnership                                         Low Income Housing Credits
Name             Rental Income       Net Loss        Allocated to Partnership
--------------------------------------------------  ---------------------------

Alta Vista
Investors        $   161,000          $ (36,000)               99%

BCA
Associates           150,000            (32,000)               99%

Cloverdale
Garden
Apartments           181,000            (30,000)               99%

Countryway
Associates           165,000            (49,000)               99%

East
Garden
Apartments           227,000            (29,000)               99%

HPA
Investors           158,000             (40,000)               99%

Knights
Landing Harbor      120,000             (13,000)               99%


Midland Manor
Associates          147,000             (44,000)               99%

San Jacinto
Associates          130,000             (55,000)               99%

Woodlake Manor      178,000             (57,000)               99%

Yreka Investment
Group               155,000             (26,000)               99%

                $ 1,772,000          $ (411,000)



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

(b)  At March 31, 2000, there were 685 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                  March 31                                    December 31
                        -----------------------------   -----------------------------------------------------

                                 2000           1999          1998          1997          1996          1995
                           -----------   ------------   -----------   -----------   -----------   -----------

ASSETS
Cash and cash            $     47,877  $      61,123  $     66,028  $     78,109  $     83,943  $     84,504
  equivalents
Investments in limited      1,187,690      1,508,351
  partnerships, net                                      1,595,464     2,001,822     2,442,547     2,943,052
Other assets                        -              -             -             -             -           358
                           -----------   ------------   -----------   -----------   -----------   -----------
                         $  1,235,567  $   1,569,474  $  1,661,492  $  2,079,931  $  2,526,490  $  3,027,914
                           ===========   ============   ===========   ===========   ===========   ===========

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates             $    957,395  $     848,503  $    820,365  $    705,925  $    594,248  $    483,938

PARTNERS' EQUITY              278,172        720,971       841,127     1,374,006     1,932,242     2,543,976
                           -----------   ------------   -----------   -----------   -----------   -----------
                         $  1,235,567  $   1,569,474  $  1,661,492  $  2,079,931  $  2,526,490  $  3,027,914
                           ===========   ============   ===========   ===========   ===========   ===========


Selected results of operations, cash flows and other information for the Partnership are as follows for the periods indicated:

                          For the Year       For the Three Months                          For the Years Ended
                         Ended March 31        Ended March 31                                 December 31
                        --------------   --------------------------    --------------------------------------------------------

                              2000          1999           1998           1998          1997          1996           1995
                            ----------   -----------   -------------   -----------   -----------   ------------   -----------
                                                        (Unaudited)
Loss from operations      $  (142,543)  $   (37,519)  $     (32,603)  $  (144,721)  $  (137,368)  $   (135,167)  $  (141,895)

Equity in losses of
  limited partnerships       (300,256)      (82,637)       (104,625)     (388,158)     (420,868)      (476,567)     (412,291)
                            ----------   -----------   -------------   -----------   -----------   ------------   -----------
Net loss                  $  (442,799)  $  (120,156)  $    (137,228)  $  (532,879)  $  (558,236)  $   (611,734)  $  (554,186)
                            ==========   ===========   =============   ===========   ===========   ============   ===========

Net loss allocated to:
   General partners       $    (4,428)  $    (1,202)  $      (1,372)  $    (5,329)       (5,582)  $     (6,117)  $     5,542)
                            ==========   ===========   =============   ===========   ===========   ============   ===========
   Limited partners       $  (438,371)  $  (118,954)  $    (135,856)  $  (527,550)  $  (552,654)  $   (605,617)  $  (548,644)
                            ==========   ===========   =============   ===========   ===========   ============   ===========
Net loss per limited
  partnership unit        $    (58.84)  $    (15.97)  $      (18.24)  $    (70.81)  $    (74.18)  $     (81.29)  $    (73.64)
                            ==========   ===========   =============   ===========   ===========   ============   ===========
Outstanding weighted
  limited partner units         7,450         7,450           7,450         7,450         7,450           7,450        7,450
                            ==========   ===========   =============   ===========   ===========   ============   ===========


                          For the Year      For the Three Months Ended                      For the Years Ended
                          Ended March 31             March 31                                    December 31
                          --------------    ----------------------------   -------------------------------------------------------
                               2000            1999           1998             1998          1997          1996           1995
                          --------------    ----------   -------------     -----------   -----------   ------------   -----------
                                                          (Unaudited)

Net cash provided by
 (used in):
   Operating activities    $    (18,747)    $  (5,655)   $        546    $  (15,377)   $  (10,787)   $    (9,595)   $  (14,624)

   Investing activities           5,501           750             535         3,296         4,953          9,034         5,402
                             -----------    ----------   -------------   -----------   -----------   ------------   -----------

Net change in cash and
  cash equivalents              (13,246)       (4,905)          1,081       (12,081)       (5,834)          (561)       (9,222)

Cash and cash
  equivalents,
  beginning of period            61,123        66,028          78,109        78,109        83,943         84,504        93,726
                             -----------    ----------   -------------   -----------   -----------   ------------   -----------

Cash and cash
  equivalents, end of
  period                  $      47,877     $  61,123    $     79,190    $   66,028    $   78,109    $    83,943    $   84,504
                             ===========    ==========   =============   ===========   ===========   ============   ===========

Low Income  Housing  Credit per Unit was as follows for the years ended
December 31:

                                  1999            1998             1997            1996             1995
                            -------------   -------------    -------------   -------------    -------------

 Federal                  $           99   $          99    $          99   $          99    $          99

 State                                 -               -                -               -                -
                            -------------   -------------    -------------   -------------    -------------

 Total                    $           99   $          99    $          99   $          99    $          99
                            =============   =============    =============   =============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership s assets at March 31, 2000 consisted primarily of $47,877 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,187,690. Liabilities at March 31, 2000 primarily consisted of $957,395 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership s net loss for the year ended March 31, 2000 was $(443,000), reflecting a decrease of $90,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $88,000 to $(300,000) for the year ended March 31, 2000 from $(388,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership s liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership s net loss for the three months ended March 31, 1999 was $(120,000), reflecting a decrease of $17,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $22,000 to $(83,000) for the three months ended March 31, 1999 from $(105,000) for the three months ended March 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 1999. Since the Partnership s liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $5,000 for the three months ended March 31, 1999 to $(37,000), from $(32,000) for the three months ended March 31, 1998, due to a comparable increase in operating expense allocations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership s net loss for 1998 was $(533,000), reflecting a decrease of $25,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(388,000) in 1998 from $(421,000) in 1997. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships reached $0 during 1998. Since the Partnership s liability with respect to its investments is limited, losses in excess of investment are not recognized. The reduction in equity losses recognized was partially offset by an increase in loss from operations of ($8,000) in 1998 to $(145,000), from $(137,000) in 1997, due to a comparable increase in operating expense allocations.

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(13,000), compared to net cash used for the year ended December 31, 1998 of $(12,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

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

During the year ended March 31, 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $109,000 and $28,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits, L.P.



We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership s investment in limited partnerships audited by other auditors represented 77%, 80% and 80% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.



                                            /s/BDO SEIDMAN, LLP
                                               BDO SEIDMAN, LLP

Orange County, California
May 5, 2000

                          INDEPENDENT AUDITORS REPORT



To the Partners
WNC California Housing Tax Credits, L.P.



We have audited the statement of operations, partners equity (deficit) and cash flows of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the Partnership) for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits, L.P. is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 96% of the total assets of WNC California Housing Tax Credits, L.P. at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        /s/ CORBIN & WERTZ
                                            CORBIN & WERTZ

Irvine, California
March 18, 1998

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                               March 31                December 31
                                                                    -------------------------------   --------------
                                                                         2000             1999             1998
                                                                    --------------   --------------   --------------
ASSETS

Cash and cash equivalents                                          $        47,877  $        61,123  $       66,028

Investments in limited partnerships, net (Note 2)                        1,187,690        1,508,351       1,595,464
                                                                    --------------   --------------   -------------

                                                                   $     1,235,567  $     1,569,474  $    1,661,492
                                                                    ==============   ==============   =============

LIABILITIES AND PARTNERS EQUITY
  (DEFICIT)

Liabilities:
   Accrued  fees  and  expenses  due  to                           $       957,395  $       848,503  $      820,365
     General   Partner  and affiliates (Note 3)

Commitments and contingencies

Partners equity (deficit):
    General partners                                                       (62,059)         (57,631)        (56,429)
    Limited  partners  (10,000  units  authorized;
     7,450  units issued and outstanding)                                  340,231          778,602         897,556
                                                                    --------------   --------------   -------------
      Total partners equity                                                278,172          720,971         841,127
                                                                    --------------   --------------   -------------

                                                                   $     1,235,567  $     1,569,474  $    1,661,492
                                                                    ==============   ==============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                          For the
                                                                           Three
                                                          For the         Months
                                                         Year Ended        Ended            For the Years Ended
                                                          March 31        March 31              December 31
                                                        ------------    ------------   -----------------------------
                                                            2000           1999            1998            1997
                                                        -------------   ------------    ------------   -------------

Interest income                                        $       1,817   $        465    $      2,166   $       2,227

Operating expenses:
   Amortization (Note 2)                                      14,904          3,726          14,904          14,904
   Asset management fees (Note 3)                            111,855         27,923         111,691         111,691
   Legal and accounting                                       12,807          4,553           4,000           5,339
   Office                                                      4,794          1,782          16,292           7,661
                                                        -------------   ------------    ------------   -------------

    Total operating expenses                                 144,360         37,984         146,887         139,595
                                                        -------------   ------------    ------------   -------------

Loss from operations                                        (142,543)       (37,519)       (144,721)       (137,368)

Equity in losses of limited
    partnerships (Note 2)                                   (300,256)       (82,637)       (388,158)       (420,868)
                                                        -------------   ------------    ------------   -------------

Net loss                                               $    (442,799)  $   (120,156)   $   (532,879)  $    (558,236)
                                                        =============   ============    ============   =============

Net loss allocated to:
   General partners                                    $      (4,428)  $     (1,202)   $     (5,329)  $      (5,582)
                                                        =============   ============    ============   =============

   Limited partners                                    $    (438,371)  $   (118,954)   $   (527,550)  $    (552,654)
                                                        =============   ============    ============   =============

Net loss per limited partnership unit                  $      (58.84)  $     (15.97)   $     (70.81)  $      (74.18)
                                                        =============   ============    ============   =============

Outstanding weighted limited partner units                     7,450          7,450           7,450           7,450
                                                        =============   ============    ============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENTS OF PARTNERS EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                               General            Limited
                                                               Partners           Partners             Total
                                                            ---------------    ---------------     ---------------

Partners equity (deficit) at January 1, 1997              $        (45,518)   $     1,977,760     $     1,932,242


Net loss                                                            (5,582)          (552,654)           (558,236)
                                                            ---------------    ---------------     ---------------

Partners equity (deficit) at December 31, 1997                     (51,100)         1,425,106           1,374,006

Net loss                                                            (5,329)          (527,550)           (532,879)
                                                            ---------------    ---------------     ---------------

Partners equity (deficit) at December 31, 1998                     (56,429)           897,556             841,127

Net loss                                                            (1,202)          (118,954)           (120,156)
                                                            ---------------    ---------------     ---------------

Partners equity (deficit) at March 31, 1999                        (57,631)           778,602             720,971

Net loss                                                            (4,428)          (438,371)           (442,799)
                                                            ---------------    ---------------     ---------------

Partners equity (deficit) at March 31, 2000               $        (62,059)   $       340,231     $       278,172
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                            For the        For the
                                                           Year Ended    Three Months       For the Years Ended
                                                            March 31    Ended March 31          December 31
                                                         ------------   --------------   ----------------------------
                                                             2000            1999            1998            1997
                                                         ------------   --------------   ------------    ------------

Cash flows from operating activities:
 Net loss                                               $   (442,799)  $     (120,156)  $   (532,879)   $   (558,236)

 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Amortization                                               14,904            3,726         14,904          14,904
   Equity in losses of limited partnerships                  300,256           82,637        388,158         420,868
   Change in accrued fees and expenses due to
    General Partner and affiliates                           108,892           28,138        114,440         111,677
                                                         ------------   --------------   ------------    ------------

Net cash used in operating activities                        (18,747)          (5,655)       (15,377)        (10,787)
                                                         ------------   --------------   ------------    ------------

Cash flows provided by investing activities:
 Distributions from limited partnerships                       5,501              750          3,296           4,953
                                                         ------------   --------------   ------------    ------------

Net decrease in cash and cash equivalents                    (13,246)          (4,905)       (12,081)         (5,834)

Cash and cash equivalents, beginning of period                61,123           66,028         78,109          83,943
                                                         ------------   --------------   ------------    ------------

Cash and cash equivalents, end of period                $     47,877   $       61,123   $     66,028    $     78,109
                                                         ============   ==============   ============    ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

    Taxes paid                                          $        800   $            -   $        800    $        800
                                                         ============   ==============   ============    ============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited
partnerships   (the  Local  Limited   Partnerships)   which  own  and  operate
multi-family housing complexes (the Housing Complex) that are eligible for low income housing tax credits. The local general partners (the Local General
Partners)  of  each  Local  Limited   Partnership  retain   responsibility  for
maintaining, operating and managing the Housing Complex.

WNC & Associates, Inc., a California corporation (WNC), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Losses from limited partnerships for the years ended December 31, 1999, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income

In June 1997,  the FASB  issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The Partnership's investments in Local Limited Partnership's as shown in the balance sheets at March 31, 2000 and 1999, are approximately $208,000 and $118,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership s investment account. The Partnership s investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2000 and the three month period ended March 31, 1999, amounting to approximately $103,000 and $23,000, respectively, have not been recognized. The Partnership's share of losses during the year ended December 31, 1998 amounting to approximately $32,000 have not been recognized. As of March 31, 2000, the aggregate share of net losses not recognized by the Partnership amounted to $158,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the
                                                                         Three Months
                                                       For the Year         Ended                 For the Years Ended
                                                      Ended March 31       March 31                   December 31
                                                      --------------    --------------    --------------------------------
                                                           2000              1999              1998             1997
                                                      --------------    --------------    --------------   --------------

Investments per balance sheet, beginning of period   $    1,508,351    $    1,595,464    $    2,001,822   $    2,442,547
Equity in losses of limited partnerships                   (300,256)          (82,637)         (388,158)        (420,868)
Distributions received                                       (5,501)             (750)           (3,296)          (4,953)
Amortization of paid acquisition fees and costs             (14,904)           (3,726)          (14,904)         (14,904)
                                                      --------------    --------------    --------------   --------------

Investments per balance sheet, end of period         $    1,187,690    $    1,508,351    $    1,595,464   $    2,001,822
                                                      ==============    ==============    ==============   ==============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                                                     1999                1998
                                                               ---------------     ---------------

ASSETS

Buildings   and   improvements   (net  of   accumulated
 depreciation  for 1999 and  1998 of  $6,043,000  and
 $5,420,000, respectively)                                    $    15,564,000    $     16,079,000
Land                                                                1,484,000           1,484,000
Other assets                                                        1,510,000           1,465,000
                                                               ---------------     ---------------

                                                              $    18,558,000    $     19,028,000
                                                               ===============     ===============
LIABILITIES

Mortgage loans payable                                        $    16,769,000    $     16,811,000
Due to related parties                                                347,000             348,000
Other liabilities                                                     163,000             158,000
                                                               ---------------     ---------------

                                                                   17,279,000          17,317,000
                                                               ---------------     ---------------
PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                              980,000           1,390,000
Other partners                                                        299,000             321,000
                                                               ---------------     ---------------

                                                                    1,279,000           1,711,000
                                                               ---------------     ---------------

                                                              $    18,558,000    $     19,028,000
                                                               ===============     ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                            ---------------    ---------------     ---------------

Revenues                                                   $     1,849,000    $     1,828,000     $     1,802,000
                                                            ---------------    ---------------     ---------------

Expenses:
 Operating expenses                                              1,237,000          1,251,000           1,199,000
 Interest expense                                                  401,000            400,000             410,000
 Depreciation and amortization                                     622,000            602,000             618,000
                                                            ---------------    ---------------     ---------------

   Total expenses                                                2,260,000          2,253,000           2,227,000
                                                            ---------------    ---------------     ---------------

Net loss                                                   $      (411,000)   $      (425,000)    $      (425,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                      $      (407,000)   $      (420,000)    $      (421,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership                       $      (300,000)   $      (388,000)    $      (421,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $205,587, $190,683 and $186,957 as of March 31, 2000 and 1999, and December 31, 1998, respectively.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages. Management fees of $111,855 and $27,923 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $111,691 were incurred for 1998 and 1997, of which $0 was paid during the year ended March 31, 2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated:

                                                                               March  31             December  31
                                                                      ---------------------------    --------------
                                                                          2000            1999            1998
                                                                      ------------    -----------    --------------

Reimbursement for expenses paid by the General Partners
 or an affiliate                                                     $          -    $     2,963    $        2,748

Asset management fee payable                                              957,395        845,540           817,617
                                                                      ------------    -----------    --------------

Total                                                                $    957,395    $   848,503    $      820,365
                                                                      ============    ===========    ==============

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chief Executive Officer, Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John
B. Lester, Jr.

Wilfred N. Cooper, Sr., age 69, is the founder, Chief Executive Officer, Chairman and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice Chairman, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000, $28,000 and $112,000 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $7,000, $6,000 and $3,000 during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $6,700 for Associates and $750 for Mr. Cooper for the calendar years ended December 31, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999, and December 31, 1998 Statements of Operations for the year ended March 31, 2000 and the three months ended March 31, 1999, and for the years ended December 31, 1998 and 1997
         Statements of Partners' Equity (Deficit) for the year ended March 31, 2000 and the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000 and the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

21.1 Financial Statements of Yreka Investment Group, for the years ended December 31, 1999 and 1998 together with Independent Auditors' Report Thereon; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow,  as  set forth  in subsection
         (a)(2)hereof.

Report of  Independent  Certified  Public  Accountants  on  Financial  Statement
Schedule






To the Partners
California Housing Tax Credits, L.P.


The audits referred to in our report dated May 5, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                         /s/ BDO SEIDMAN, LLP
                                             BDO SEIDMAN, LLP


Orange County, California
May 5, 2000

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000
                             ------------------------------------    --------------------------------------------------------------
                                      As of March 31, 2000                                  As of December 31, 1999
                             ------------------------------------    --------------------------------------------------------------

                             Partnership's Total      Amount of      Encumbrances of
Partnership                  Investment in Local      Investment     Local Limited     Property and  Accumulated
Name            Location     Limited Partnerships     Paid to Date   Partnerships      Equipment     Depreciation    Net Book Value
-----------------------------------------------------------------------------------------------------------------------------------

Alta Vista      Orosi,
Investors       California   $      583,000           $    583,000   $    1,436,000    $   2,044,000 $   709,000     $    1,335,000

BCA             Anderson,
Associates      California          514,000                514,000        1,425,000        2,017,000     517,000          1,500,000

Cloverdale      Cloverdale,
Garden          California          617,000                617,000        1,638,000        2,154,000     428,000          1,726,000
Apartments

Countryway      Mendota,
Associates      California          571,000                571,000        1,478,000        2,085,000     741,000          1,344,000

East Garden     Jamestown,
Apartments      California          770,000                770,000        2,156,000        2,901,000     573,000          2,328,000

HPA             Shafter,
Investors       California          538,000                538,000        1,511,000        2,186,000     542,000          1,644,000

Knights         Knights
Landing         Landing,
Harbor          California          275,000                275,000          984,000        1,350,000     343,000          1,007,000

Midland
Manor           Mendota,
Associates      California          383,000                383,000        1,428,000        1,824,000     575,000          1,249,000

San Jacinto     San Jacinto,
Associates      California          469,000                469,000        1,786,000        2,349,000     417,000         1,932,000

Woodlake        Woodlake,
Manor           California          545,000                545,000        1,456,000        2,137,000     744,000          1,393,000

Yreka
Investment      Yreka,
Group           California          538,000                538,000        1,471,000        2,044,000     454,000          1,590,000
                                -----------             ----------      -----------      -----------  ----------        -----------

                             $    5,803,000           $  5,803,000   $   16,769,000     $ 23,091,000 $ 6,043,000      $  17,048,000
                                ===========             ==========      ===========      ===========  ==========        ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   ------------------------------------------------------------------------------------------------
                                                           For the year ended December 31, 1999
                                   ------------------------------------------------------------------------------------------------
                                                                       Year Investment                      Estimated Useful Life
Partnership Name                   Rental Income      Net Loss         Acquired         Status              (Years)
-----------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors               $     161,000      $   (36,000)     1989             Completed            27.5


BCA Associates                           150,000          (32,000)     1989             Completed            40


Cloverdale Garden Apartments             181,000          (30,000)     1989             Completed            40


Countryway Associates                    165,000          (49,000)     1989             Completed            27.5


East Garden Apartments                   227,000          (29,000)     1989             Completed            40


HPA Investors                            158,000          (40,000)     1989             Completed            40


Knights Landing Harbor                   120,000          (13,000)     1989             Completed            40


Midland Manor Associates                 147,000          (44,000)     1990             Completed            27.5


San Jacinto Associates                   130,000          (55,000)     1990             Completed            50


Woodlake Manor                           178,000          (57,000)     1989             Completed            30


Yreka Investment Group                   155,000          (26,000)     1989             Completed            50
                                     -----------        ----------

                                   $   1,772,000      $  (411,000)
                                     ===========        ==========


WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                              -----------------------------------   ---------------------------------------------------------------
                                       As of March 31, 1999                              As of December 31, 1998
                              -----------------------------------   ---------------------------------------------------------------

                              Partnership's Total    Amount of      Encumbrances of
Partnership                   Investment in Local    Investment     Local Limited      Property         Accumulated
Name             Location     Limited Partnerships   Paid to Date   Partnerships       and Equipment    Depreciation  Net Book Value
-----------------------------------------------------------------------------------------------------------------------------------

Alta Vista       Orosi,
Investors        California   $     583,000          $    583,000   $   1,440,000     $   2,038,000     $   636,000   $   1,402,000


BCA              Anderson,
Associates       California         514,000               514,000       1,429,000         2,014,000         471,000       1,543,000

Cloverdale
Garden           Cloverdale,
Apartments       California         617,000               617,000       1,642,000         2,136,000         375,000       1,761,000

Countryway       Mendota,
Associates       California         571,000               571,000       1,481,000         2,085,000         668,000       1,417,000

East Garden      Jamestown,
Apartments       California         770,000               770,000       2,161,000         2,886,000         499,000       2,387,000

HPA              Shafter,
Investors        California         538,000               538,000       1,516,000         2,158,000         489,000       1,669,000

Knights          Knights
Landing          Landing,
Harbor           California         275,000               275,000         986,000         1,345,000         312,000       1,033,000

Midland
Manor            Mendota,
Associates       California         383,000               383,000       1,431,000         1,821,000         512,000       1,309,000

San Jacinto      San Jacinto,
Associates       California         469,000               469,000       1,790,000         2,349,000         374,000       1,975,000

Woodlake         Woodlake,
Manor            California         545,000               545,000       1,460,000         2,108,000         667,000       1,441,000

Yreka
Investment       Yreka,
Group            California         538,000               538,000       1,475,000         2,043,000         417,000       1,626,000
                                -----------            ----------     -----------       -----------      ----------     -----------

                              $   5,803,000          $  5,803,000   $  16,811,000     $  22,983,000     $ 5,420,000   $  17,563,000
                                ===========            ==========     ===========       ===========      ==========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                   ------------------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 1998
                                   ------------------------------------------------------------------------------------------------
                                                                       Year Investment                      Estimated Useful Life
Partnership Name                   Rental Income      Net Loss         Acquired         Status              (Years)
-----------------------------------------------------------------------------------------------------------------------------------

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
                                     ==========        ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998


                              -----------------------------------------------------------------------------------------------------
                                                                   As of December 31, 1998
                              -----------------------------------------------------------------------------------------------------

                              Partnership's Total    Amount of      Encumbrances of
Partnership                   Investment in Local    Investment     Local Limited      Property         Accumulated
Name             Location     Limited Partnerships   Paid to Date   Partnerships       and Equipment    Depreciation  Net Book Value
-----------------------------------------------------------------------------------------------------------------------------------

Alta Vista       Orosi,
Investors        California   $     583,000          $    583,000   $   1,440,000     $   2,038,000     $   636,000   $   1,402,000


BCA              Anderson,
Associates       California         514,000               514,000       1,429,000         2,014,000         471,000       1,543,000

Cloverdale
Garden           Cloverdale,
Apartments       California         617,000               617,000       1,642,000         2,136,000         375,000       1,761,000

Countryway       Mendota,
Associates       California         571,000               571,000       1,481,000         2,085,000         668,000       1,417,000

East Garden      Jamestown,
Apartments       California         770,000               770,000       2,161,000         2,886,000         499,000       2,387,000

HPA              Shafter,
Investors        California         538,000               538,000       1,516,000         2,158,000         489,000       1,669,000

Knights          Knights
Landing          Landing,
Harbor           California         275,000               275,000         986,000         1,345,000         312,000       1,033,000

Midland
Manor            Mendota,
Associates       California         383,000               383,000       1,431,000         1,821,000         512,000       1,309,000

San Jacinto      San Jacinto,
Associates       California         469,000               469,000       1,790,000         2,349,000         374,000       1,975,000

Woodlake         Woodlake,
Manor            California         545,000               545,000       1,460,000         2,108,000         667,000       1,441,000

Yreka
Investment       Yreka,
Group            California         538,000               538,000       1,475,000         2,043,000         417,000       1,626,000
                                -----------            ----------     -----------       -----------      ----------     -----------

                              $   5,803,000          $  5,803,000   $  16,811,000     $  22,983,000     $ 5,420,000   $  17,563,000
                                ===========            ==========     ===========       ===========      ==========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998


                                   ------------------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 1998
                                   ------------------------------------------------------------------------------------------------
                                                                       Year Investment                      Estimated Useful Life
Partnership Name                   Rental Income      Net Loss         Acquired         Status              (Years)
-----------------------------------------------------------------------------------------------------------------------------------

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


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc., General Partner


By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President - Chief Executive Officer of WNC & Associates, Inc.

Date:  June 29, 2000


By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  June 29, 2000


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date:  June 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date:  June 29, 2000



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date:  June 29, 2000


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date:  June 29, 2000