Form 10-Q
period 2000-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2000-08-15
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets                                                              2

   Statements of Operations
    For the Three months Ended June 30, 2000 and 1999                         3

   Statement of Partners' Equity (Deficit)
    For the Three months Ended June 30, 2000                                  4

   Statements of Cash Flows
    For the Three months Ended June 30, 2000 and 1999                         5

   Notes to Financial Statements                                              6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              11

 Item 3. Quantitative and Qualitative Disclosures About Market Risks         13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                   13

 Item 6. Exhibits and Reports on Form 8-K                                    13

 Signatures                                                                  14

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                               June 30, 2000                March 31, 2000
                                                               ---------------             ------------------
                                                                (unaudited)
                                     ASSETS

Cash and cash equivalents                                    $        45,439             $           47,877
Investments in limited partnerships, net (Note 2)                  1,119,216                      1,187,690
                                                                   ---------                      ---------

                                                             $     1,164,655             $        1,235,567
                                                                   =========                      =========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                    $       985,359             $          957,395

Partners' equity (deficit):
 General partner                                                     (63,048)                       (62,059)
 Limited partners (10,000 units
  authorized, 7,450 units issued and outstanding)                    242,344                        340,231
                                                                     -------                        -------

Total partners' equity                                               179,296                        278,172
                                                                     -------                        -------

                                                             $     1,164,655             $        1,235,567
                                                                   =========                      =========


                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)



                                              2000                   1999
                                        -----------------        --------------

   Interest income                    $             480        $          469
                                             ----------           -----------
                                                    480                   469
                                             ----------           -----------
   Operating expenses:
   Amortization                                   3,726                 3,726
   Asset management fees (Note 3)                27,964                27,964
   Legal and accounting                           1,338                 5,078
   Other                                          2,071                 1,828
                                             ----------           -----------

   Total operating expenses                      35,099                38,596
                                             ----------           -----------
   Loss from operations
                                                (34,619)              (38,127)
                                             ----------           -----------
   Equity in losses of
    limited partnerships                        (64,257)              (82,637)
                                             ----------           -----------

   Net loss                           $         (98,876)       $     (120,764)
                                             ==========           ===========


   Net loss allocated to:
    General partner                                (989)               (1,208)
                                             ==========           ===========

    Limited partners                  $         (97,887)       $     (119,556)
                                             ==========           ===========


   Net loss per limited
    partnership unit (7,450 units
    issued and outstanding)           $             (13)       $          (16)
                                             ==========           ===========



                 See accompanying notes to financial statements
                                        3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)


                                                       General                 Limited
                                                       Partner                Partners                 Total
                                                   -----------------      ------------------     ------------------

Equity (deficit), March 31, 2000                 $         (62,059)     $          340,231     $          278,172

Net loss for the three months ended
 June 30, 2000                                                (989)                (97,887)               (98,876)
                                                      ------------            ------------           ------------

Equity (deficit), June 30, 2000                            (63,048)                242,344                179,296
                                                      ============            ============           ============





                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                   2000                    1999
                                                            --------------------     -----------------
  Cash flows from operating activities:
   Net loss                                               $            (98,876)    $        (120,764)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Amortization                                                        3,726                 3,726
     Equity in losses of limited partnerships                           64,257                82,637
     Change in accrued fees and expense due
      to General Partner and affiliates                                 27,964                34,070
                                                                  ------------          ------------

         Net cash used in operating activities                          (2,929)                 (331)
                                                                  ------------          ------------
  Cash flows provided by investing activities:
   Distributions from limited partnerships                                 491                 2,921
                                                                  ------------          ------------

  Net increase (decrease) in cash and cash equivalents                  (2,438)                2,590

  Cash and cash equivalents, beginning of period                        47,877                61,123
                                                                  ------------          ------------

  Cash and cash equivalents, end of period                              45,439                63,713
                                                                  ============          ============




                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

WNC & Associates, Inc., a California corporation ("WNC") and Wilfred N. Cooper, Sr. are the general partners (collectively the "General Partner") of the Partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to their capital contributions from the remainder, any additional sale or refinancing proceeds will be distributed 99% to the limited partners (in proportion to their respective investments) and 1% to the General Partner.

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

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000, the Partnership had no cash equivalents.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

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

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of:

                                          June 30, 2000          March 31, 2000
                                        ----------------       -----------------

 Investments per balance sheet,
  beginning of period                   $   1,187,690         $    1,508,351
 Equity in losses of limited
  partnerships                                (64,257)              (300,256)
 Distributions received                          (491)                (5,501)
 Amortization of paid
  acquisition fees and costs                   (3,726)               (14,904)
                                           ----------             ----------
 Investments per balance sheet,
  end of period                         $   1,119,216         $    1,187,690
                                           ==========             ==========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested is as follows:

                                                 2000                  1999
                                           --------------       ----------------
    Revenues                                $    462,000         $     532,000
                                               ---------             ---------

    Interest expense                             100,000               176,000
    Depreciation and amortization                156,000               150,000
    Operating expenses                           309,000               312,000
                                               ---------             ---------
    Total expenses                               565,000               638,000
                                               ---------             ---------

    Net loss                                $   (103,000)        $    (106,000)
                                               =========             =========
    Net loss allocable to the
     Partnership                            $   (102,000)        $    (105,000)
                                               =========             =========
    Net loss recorded by the
     Partnership                            $    (64,000)        $     (83,000)
                                               =========             =========

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 and $27,964 were incurred during the three months ended June 30, 2000 and 1999. The Partnership paid the General Partners and or their affiliates $0 of those fees during the three months ended June 30, 2000 and 1999.

The "accrued fees and expenses due to general partner and affiliates" presented on the balance sheets consists of the following:

                                      June 30, 2000             March 31, 2000
                                     ---------------           ----------------

  Asset management fee payable      $    985,359              $    957,395
                                        --------                 ---------
                                    $    985,359              $    957,395
                                        ========                 =========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 4 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $45,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,119,000. Liabilities at June 30, 2000 primarily consisted of $985,000 of accrued annual management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(99,000), reflecting a decrease of $22,000 from the net loss of $(121,000) experienced for the three months ended June 30, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $19,000 to $(64,000) for the three months ended June 30, 2000 from $(83,000) for the three months ended June 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a decrease in loss from operations of $3,000 for the three months ended June 30, 2000 to $(35,000), from $(38,000) for the three months ended June 30, 1999, due to a comparable decrease in operating expense allocations.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net cash used during the three months ended June 30, 2000 was $(2,000) compared to a net increase in cash for the three months ended June 30, 1999 of $3,000. The change was due primarily to a decrease in distributions from limited partnerships of $(2,000) and an increase in expenses paid to the general partner or affiliates of $3,000.

During the three months ended June 30, 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $28,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner



By: /s/ Will N Cooper, Jr.,

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date: August 7, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 7, 2000