Form 10-Q
period 2000-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2000-11-20
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 662-5565

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X .

                                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                        (A California Limited Partnership)

                                               INDEX TO FORM 10 - Q

                                     For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

   Balance Sheets                                                          2
       September 30, 2000 and March 31, 2000

   Statements of Operations
       For the three and six months ended September 30, 2000 and 1999      3

   Statement of Partners' Equity (Deficit)
       For the six months ended September 30, 2000                         4

   Statements of Cash Flows
       For the six months ended September 30, 2000 and 1999                5

   Notes to Financial Statements                                           6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            10

  Item 3. Quantitative and Qualitative Disclosures About Market Risks      11

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                11

  Item 6. Exhibits and Reports on Form 8-K                                 11

  Signatures                                                               12

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                September 30,                    March 31,
                                                                    2000                          2000
                                                               ----------------              ----------------
                                                                  (unaudited)
                                     ASSETS
Cash and cash equivalents                                    $         41,791              $          47,877
Investments in limited partnerships, net (Note 2)                   1,052,395                      1,187,690
                                                               ---------------               ----------------

                                                             $      1,094,186              $       1,235,567
                                                               ===============               ================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued asset management fee due to
  General Partner                                            $      1,013,323              $         957,395
                                                               ---------------               ----------------

Partners' equity (deficit):
 General partner                                                     (64,032)                       (62,059)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                                                   144,895                        340,231
                                                               ---------------               ----------------

    Total partners' equity                                            80,863                        278,172
                                                               ---------------               ----------------

                                                             $      1,094,186              $      1,235,567
                                                               ===============               ================


                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                                2000                                    1999
                                                 ------------------------------------    -----------------------------------
                                                   Three Months          Six Months        Three Months         Six Months
                                                 ------------------    --------------    ------------------   --------------
  Interest income                              $               483   $           963   $               463  $           932
                                                 ------------------    --------------    ------------------   --------------


  Operating expenses:
   Amortization (Note 2)                                     3,726             7,452                 3,726            7,452
   Asset management fees                                    27,964            55,928                27,964           55,928
   Legal and accounting                                      2,803             4,141                 2,503            7,581
   Other                                                     1,328             3,399                 1,345            3,173
                                                 ------------------    --------------    ------------------   --------------

      Total operating expenses                              35,821            70,920                35,538           74,134
                                                 ------------------    --------------    ------------------   --------------

  Losses from operations                                   (35,338)          (69,957)              (35,075)         (73,202)

  Equity in losses of
   limited partnerships (Note 2)                           (63,095)         (127,352)              (82,637)        (165,274)
                                                 ------------------    --------------    ------------------   --------------

  Net loss                                      $          (98,433)   $     (197,309)   $         (117,712)  $     (238,476)
                                                 ==================    ==============    ==================   ==============

  Net loss allocated to:
   General partner                              $             (984)   $       (1,973)   $           (1,177)  $       (2,385)
                                                 ==================    ==============    ==================   ==============

   Limited partners                             $          (97,449)   $     (195,336)   $         (116,535)  $     (236,091)
                                                 ==================    ==============    ==================   ==============

  Net loss per limited partnership unit         $              (13)   $          (26)   $              (16)  $          (32)
                                                 ==================    ==============    ==================   ==============

  Outstanding weighted limited
   partner units                                             7,450             7,450                 7,450            7,450
                                                 ==================    ==============    ==================   ==============


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)


                                                            General             Limited
                                                            Partner             Partners               Total
                                                       ------------------    ---------------     ------------------

Partners' equity (deficit) at March 31, 2000         $          (62,059)  $        340,231    $           278,172


Net loss
                                                                 (1,973)          (195,336)              (197,309)
                                                       ------------------    ---------------     ------------------

Partners' equity (deficit) at September 30, 2000     $          (64,032)  $        144,895    $            80,863
                                                       ==================    ===============     ==================







                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                                                      2000                    1999
                                                                             --------------------     -----------------
     Cash flows from operating activities:
       Net loss                                                            $           (197,309)   $         (238,476)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
          Amortization                                                                    7,452                 7,452
          Equity in losses of limited partnerships                                      127,352               165,274
          Change in accrued fees and expense due to
           General Partner and affiliates                                                55,928                53,415

                                                                             --------------------     -----------------

                  Net cash used in operating activities                                  (6,577)              (12,335)
                                                                             --------------------     -----------------

     Cash flows from investing activities:
      Distributions from limited partnerships                                               491                 2,921
                                                                             --------------------     -----------------

     Net decrease in cash and cash equivalents                                           (6,086)               (9,414)

     Cash and cash equivalents, beginning of period                                      47,877                61,123
                                                                             --------------------     -----------------

     Cash and cash equivalents, end of period                              $             41,791    $           51,709
                                                                             ====================     =================

     SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION
       Taxes paid                                                          $                800    $              800
                                                                             ====================     =================


                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2000, , the Partnership had no cash equivalents.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the six months ended September 30, 2000 and the year ended March 31, 2000, three investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                          For the Six Months               For the Year
                                         Ended September 30,              Ended March 31,
                                                 2000                          2000
                                         ---------------------         -------------------
  Investments per balance sheet,
   beginning of period                $            1,187,690        $          1,508,351
  Equity in losses of limited
   partnerships                                     (127,352)                   (300,256)
  Distributions received                                (491)                     (5,501)
  Amortization of paid
   acquisition fees and costs                         (7,452)                    (14,904)
                                         ---------------------         -------------------
  Investments per  balance sheet,
   end of period                      $            1,052,395        $          1,187,690
                                         =====================         ===================



                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2000                           1999
                                                   ---------------------           --------------------

  Revenues                                       $              925,000          $           1,065,000
                                                   ---------------------           --------------------

  Expenses
   Interest expense                                             201,000                        351,000
   Depreciation                                                 311,000                        301,000
   Operating expenses                                           618,000                        625,000
                                                   ---------------------           --------------------
      Total expenses
                                                              1,130,000                      1,277,000
                                                   ---------------------           --------------------

  Net loss                                       $            (205,000)          $           (212,000)
                                                   =====================           ====================

  Net loss allocable to the Partnership          $            (204,000)          $           (210,000)
                                                   =====================           ====================

  Net loss recorded by the Partnership           $            (127,000)          $           (165,000)
                                                   =====================           ====================

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 were incurred during each of the six months ended September 30, 2000 and 1999. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the six months ended September 30, 2000 and 1999.

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

     The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $42,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $1,052,000. Liabilities at September 30, 2000 primarily consisted of $1,013,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended September 30, 2000 Compared to the and Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(98,000), reflecting a decrease of $20,000 from the $(118,000) net loss experienced for the three months ended September 30, 1999. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $20,000 to $(63,000) for the three months ended September 30, 2000 from $(83,000) for the three months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. There was no change in loss from operations which was $(35,000) for each of the three months ended September 30, 2000 and 1999.

Six Months  Ended  September  30,  2000  Compared  to the and Six  Months  Ended
September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(197,000), reflecting a decrease of $41,000 from the $(238,000) net loss experienced for the six months ended September 30, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $38,000 to $(127,000) for the six months ended September 30, 2000 from $(165,000) for the six months ended September 30, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $3,000 for the six months ended September 30, 2000 to $(70,000), from $(73,000) for the six months ended September 30, 1999, due to a comparable decrease in operating expenses.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(6,000) compared to a net decrease in cash for the six months ended September 30, 1999 of $(9,000). The change was due primarily to a decrease in cash used by operating activities of $6,000 offset by a decrease in distributions from limited partnerships of $3,000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date:   November 15, 2000






By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:   November 15, 2000