Form 10-Q
period 2000-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2001-02-22
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                              INDEX TO FORM 10 - Q

                     For the Quarter Ended December 31, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets                                                           2
      December 31, 2000 and March 31, 2000

  Statements of Operations
      For the three and nine months ended December 31, 2000 and 1999       3

 Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 2000                          4

 Statements of Cash Flows
      For the nine months ended December 31, 2000 and 1999                 5

 Notes to Financial Statements                                             6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   10

 Item 3. Quantitative and Qualitative Disclosures About Market Risks      11

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                11


 Item 6. Exhibits and Reports on Form 8-K                                 11

 Signatures                                                               12

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                               December 31, 2000               March 31, 2000
                                                               -----------------              ----------------
                                                                  (unaudited)
                                     ASSETS
Cash and cash equivalents                                    $         44,084              $          47,877
Investments in limited partnerships, net (Note 2)                     981,952                      1,187,690
                                                               -----------------             ----------------

                                                             $      1,026,036              $       1,235,567
                                                               =================             ================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Accrued asset management fee due to
  General Partner                                            $      1,041,287              $         957,395
                                                               -----------------             ----------------

Partners' equity (deficit):
 General partner                                                      (64,993)                       (62,059)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                                                     49,742                        340,231
                                                               -----------------             ----------------

    Total partners' equity
                                                                      (15,251)                       278,172
                                                               -----------------             ----------------

                                                             $      1,026,036              $       1,235,567
                                                               =================             ================

                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                               2000                                 1999
                                                 ---------------------------------    ---------------------------------
                                                     Three            Nine                Three              Nine
                                                     Months           Months              Months             Months
                                                 ----------------   --------------    ----------------     ------------
  Interest income                              $             485  $         1,448   $             448    $       1,381
                                                 ----------------   --------------    ----------------     ------------

  Operating expenses:
   Amortization (Note 2)                                   3,726           11,178               3,726           11,178
   Asset management fees                                  27,964           83,892              28,004           83,932
   Legal and accounting                                      822            4,963               3,971           11,552
   Other                                                     992            4,391                 310            3,484
                                                 ----------------   --------------    ----------------     ------------

      Total operating expenses                            33,504          104,424              36,011          110,146
                                                 ----------------   --------------    ----------------     ------------

  Losses from operations                                 (33,019)        (102,976)            (35,563)        (108,765)

  Equity in losses of
   limited partnerships (Note 2)                         (63,095)        (190,447)            (72,747)        (238,021)
                                                 ----------------   --------------    ----------------     ------------

  Net loss                                     $         (96,114) $      (293,423)  $        (108,310)    $   (346,786)
                                                 ================   ==============    ================     ============

  Net loss allocated to:
   General partner                             $            (961) $        (2,934)  $          (1,083)    $     (3,468)
                                                 ================   ==============    ================     ============

   Limited partners                            $         (95,153) $      (290,489)  $        (107,227)    $   (343,318)
                                                 ================   ==============    ================     ============

  Net loss per limited partnership unit        $             (13) $           (39)  $             (14)    $        (46)
                                                 ================   ==============    ================     ============

  Outstanding weighted limited
   partner units                                           7,450            7,450               7,450            7,450
                                                 ================   ==============    ================     ============


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)


                                                            General             Limited
                                                            Partner             Partners               Total
                                                       ------------------    ---------------     ------------------

Partners' equity (deficit) at March 31, 2000         $          (62,059)   $        340,231    $           278,172


Net loss                                                         (2,934)           (290,489)              (293,423)
                                                       ------------------    ---------------     ------------------

Partners' equity (deficit) at December 31, 2000      $          (64,993)   $         49,742    $           (15,251)
                                                       ==================    ===============     ==================




                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                      2000                    1999
                                                               --------------------     -----------------
     Cash flows from operating activities:
       Net loss                                              $           (293,423)    $        (346,786)
        Adjustments to reconcile net loss to
         net cash used in operating activities:
         Amortization                                                      11,178                11,178
         Equity in losses of limited partnerships                         190,447               238,021
         Change in accrued fees and expense due
          to General Partner and affiliates                                83,892                85,700
                                                               --------------------     -----------------

                  Net cash used in operating activities                    (7,906)              (11,887)
                                                               --------------------     -----------------

       Cash flows from investing activities:
        Distributions from limited partnerships                             4,113                 2,921
                                                               --------------------     -----------------

       Net decrease in cash and cash equivalents                           (3,793)               (8,966)

       Cash and cash equivalents, beginning of period                      47,877                61,123
                                                               --------------------     -----------------

       Cash and cash equivalents, end of period              $             44,084     $          52,157
                                                               ====================     =================

       SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION

        Taxes paid                                           $                800     $             800
                                                               ====================     =================



                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investments (as defined in the Partnership Agreement) and the General Partners have received proceeds equal to their capital contributions from the remainder, any additional sale or refinancing proceeds will be distributed 99% to the limited partners (in proportion to their respective investments) and 1% to the General Partners.

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

                                December 31, 2000
                                   (unaudited)

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

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investments in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partners.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investments balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investments and are being amortized over 30 years.

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2000, the Partnership had no cash equivalents.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

Equity in losses of the local limited partnerships is recognized in the financial statements until the related investments account is reduced to a zero balance. Losses incurred after the investments account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the nine months ended December 31, 2000 and the year ended March 31, 2000, three investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                             For the Nine Months          For the Year Ended
                                           Ended December 31, 2000          March 31, 2000
                                           -----------------------      ---------------------
   Investments per balance sheet,
    beginning of period                  $            1,187,690      $            1,508,351

Equity in losses of limited
    partnerships                                       (190,447)                   (300,256)

   Distributions received                                (4,113)                     (5,501)

   Amortization of paid
    acquisition fees and costs                          (11,178)                    (14,904)
                                             ---------------------       ---------------------
   Investments per  balance sheet,
    end of period                        $              981,952      $            1,187,690
                                             =====================       =====================


                                       8

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31 from the unaudited combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                             2000                           1999
                                                    ---------------------           --------------------
   Revenues                                       $           1,387,000           $           1,597,000
                                                    ---------------------           --------------------
   Expenses
    Interest expense                                            301,000                         527,000
    Depreciation and amortization                               467,000                         451,000
    Operating expenses                                          927,000                         937,000
                                                    ---------------------           --------------------
       Total expenses                                         1,695,000                       1,915,000
                                                    ---------------------           --------------------

   Net loss                                       $            (308,000)          $            (318,000)
                                                    =====================           ====================
   Net loss allocable to the Partnership          $            (305,000)          $            (315,000)
                                                    =====================           ====================
   Net loss recorded by the Partnership           $            (190,000)          $            (238,000)
                                                    =====================           ====================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,892 and $83,932 were incurred during the nine months ended December 31, 2000 and 1999, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2000 and 1999.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $44,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $982,000. Liabilities at December 31, 2000 primarily consisted of $1,041,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(96,000), reflecting a decrease of $12,000 from the $(108,000) net loss experienced for the three months ended December 31, 1999. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $10,000 to $(63,000) for the three months ended December 31, 2000 from $(73,000) for the three months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $3,000 for the three months ended December 31, 2000 to $(33,000), from $(36,000) for the three months ended December 31, 1999, due to a comparable decrease in operating expenses.

Nine Months Ended December 31, 2000 Compared to the Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(293,000), reflecting a decrease of $54,000 from the $(347,000) net loss experienced for the nine months ended December 31, 1999. The decline in net loss is primarily due to equity in losses of limited partnerships which declined by $48,000 to $(190,000) for the nine months ended December 31, 2000 from $(238,000) for the nine months ended December 31, 1999. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $6,000 for the nine months ended December 31, 2000 to $(103,000), from $(109,000) for the nine months ended December 31, 1999, due to a comparable decrease in operating expenses.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(4,000) compared to a net decrease in cash for the nine months ended December 31, 1999 of $(9,000). The change was due primarily to a decrease in cash used by operating activities of $4,000 offset by an increase in distributions from limited partnerships of $1,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date:   February 16, 2001






By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:   February 16, 2001