Form 10-K
period 2001-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2001-07-20
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2001

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                             -----   -----

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

As of March 31, 2001, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:


                                                   ----------------------------   --------------------------------------------------
                                                       As of March 31, 2001                  As of December 31, 2000
                                                   ----------------------------   --------------------------------------------------
                                                    Partnership's                                                       Encumbrances
                                                  Total Investment   Amount of    Number             Estimated Low       of Local
                               General Partner    in Local Limited   Investment     of               Income Housing      Limited
Partnership Name  Location     Name                 Partnerships    Paid to Date  Units  Occupancy      Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                               Philip R. Hammond,
Alta Vista        Orosi,       Jr. and Diane M.
Investors         California   Hammond              $  583,000      $ 583,000       42     95%      $   1,274,000     $  1,432,000

BCA               Anderson,    Douglas W.
Associates        California   Young                   514,000        514,000       40    100%          1,105,000        1,421,000

                               David J. Michael,
                               Patrick R.
                               Sabelhaus and
Cloverdale                     Professional
Garden            Cloverdale,  Apartment
Apartments        California   Management              617,000        617,000       34    100%          1,387,000        1,634,000

                               Philip R. Hammond,
Countryway        Mendota,     Jr. and Diane M.
Associates        California   Hammond                 571,000        571,000       41     90%          1,162,000        1,473,000

                               David J. Michael
                               and Professional
East Garden       Jamestown,   Apartment
Apartments        California   Management              770,000        770,000       51    100%          1,772,000        2,150,000


HPA               Shafter,     Douglas W.
                  California   Young                   538,000        538,000       42     93%          1,223,000        1,508,000

Knights           Knights      Douglas W.
Landing           Landing,     Young
Harbor            California   and Diane L. Young      275,000        275,000       25     92%            446,000          981,000



                                                   ----------------------------   --------------------------------------------------
                                                       As of March 31, 2001                  As of December 31, 2000
                                                   ----------------------------   --------------------------------------------------
                                                    Partnership's                                                       Encumbrances
                                                  Total Investment   Amount of    Number             Estimated Low       of Local
                               General Partner    in Local Limited   Investment     of               Income Housing      Limited
Partnership Name  Location     Name                 Partnerships    Paid to Date  Units  Occupancy      Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------

                               Philip R. Hammond,
Midland Manor     Mendota,     Jr. and Diane M.
Associates        California   Hammond                 383,000        383,000      40       90%           668,000         1,425,000


                               Richard Parasol
San Jacinto       San Jacinto, and Richard A.
Associates        California   Gullota                 469,000        469,000      38       97%           830,000         1,781,000


                               William H. Larson
                               Thomas G. Larson,
Woodlake          Woodlake,    and Raymond L.
Manor             California   Tetzlaff                545,000        545,000      44       91%         1,146,000         1,452,000


Yreka Investment  Yreka,       Ronald D.
Group             California   Bettencourt             538,000        538,000      36       100%         1,174,000         1,467,000
                                                   ------------   -----------  -------    -------    --------------    -------------

                                                   $ 5,803,000    $ 5,803,000     433        95%     $  12,187,000     $  16,724,000
                                                   ============   ============ =======    =======    ==============    =============

                              ---------------------------
                                   For the Year Ended
                                   December 31, 2000
                              ---------------------------
                              ---------------------------
                                                              Low Income Housing
                                                              Credits Allocated
        Partnership Name       Rental Income    Net Loss      to Partnership
---------------------------------------------------------     ------------------

Alta Vista Investors           $ 160,000      $ (48,000)            99%

BCA Associates                   145,000        (45,000)            99%

Cloverdale Garden Apartments     190,000        (20,000)            99%

Countryway Associates            151,000        (56,000)            99%

East Garden Apartments           229,000        (34,000)            99%

HPA Investors                    155,000        (59,000)            99%

Knights Landing Harbor           124,000         (5,000)            99%

Midland Manor Associates         143,000        (51,000)            99%

San Jacinto Associates           164,000        (54,000)            99%

Woodlake Manor                   183,000        (63,000)            99%

Yreka Investment Group           155,000        (31,000)            99%
                             ------------    ------------

                             $ 1,799,000     $ (466,000)
                             ============    ============

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

(b)  At March 31, 2001, there were 687 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                   March 31                                 December 31
                           -------------------------   ------------------------------------------------------
                                 2001          2000           1999          1998          1997          1996
                           -----------   -----------   ------------   -----------   -----------   -----------

ASSETS
Cash and cash
  equivalents              $   44,172    $   47,877    $    61,123    $   66,028    $   78,109    $   83,943
Investments in limited
  partnerships, net           809,249     1,187,690      1,508,351     1,595,464     2,001,822     2,442,547
                           -----------   -----------   ------------   -----------   -----------   -----------
                           $  853,421    $1,235,567    $ 1,569,474    $1,661,492    $2,079,931    $2,526,490
                           ===========   ===========   ============   ===========   ===========   ===========

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates               $1,080,521    $  957,395    $   848,503    $  820,365    $  705,925    $  594,248

PARTNERS' EQUITY
(DEFICIT)                    (227,100)      278,172        720,971       841,127     1,374,006     1,932,242
                           -----------   -----------   ------------   -----------   -----------   -----------
                           $  853,421     1,235,567    $ 1,569,474    $1,661,492    $2,079,931    $2,526,490
                           ===========   ===========   ============   ===========   ===========   ===========

Selected results of operations, cash flows and other information for the Partnership are as follows for the periods indicated:

                             For the Years Ended         For the Three Months                 For the Years Ended
                                   March 31                 Ended March 31                        December 31
                            ------------------------   -------------------------   -----------------------------------------
                              2001          2000          1999          1998           1998           1997          1996
                            -----------  -----------   -----------   -----------   -----------    -----------    -----------
                                                                     (Unaudited)
Loss from operations        $(146,597)   $(142,543)    $ (37,519)    $ (32,603)    $(144,721)     $(137,368)     $(135,167)
Equity in loss from
  limited partnerships       (358,675)    (300,256)      (82,637)     (104,625)     (388,158)      (420,868)      (476,567)
                            -----------  -----------   -----------   -----------   -----------    -----------    -----------
Net loss                    $(505,272)   $(442,799)    $(120,156)    $(137,228)    $(532,879)     $(558,236)     $(611,734)
                            ===========  ===========   ===========   ===========   ===========    ===========    ===========
Net loss allocated to:
   General partners         $  (5,053)   $  (4,428)    $  (1,202)    $  (1,372)    $  (5,329)     $  (5,582)     $  (6,117)
                            ===========  ===========   ===========   ===========   ===========    ===========    ===========
   Limited partners         $(500,219)   $(438,371)    $(118,954)    $(135,856)    $(527,550)     $(552,654)     $(605,617)
                            ===========  ===========   ===========   ===========   ===========    ===========    ===========
Net loss per limited
  partner unit              $  (67.14)   $  (58.84)    $  (15.97)    $  (18.24)    $  (70.81)     $  (74.18)       (81.29 )
                            ===========  ===========   ===========   ===========   ===========    ===========    ===========
Outstanding weighted
  limited partner units         7,450        7,450         7,450         7,450         7,450          7,450          7,450
                            ===========  ===========   ===========   ===========   ===========    ===========    ===========

                             For the Years Ended           For the Three Months                For the Years Ended
                                   March 31                   Ended March 31                       December 31
                           ------------------------   -------------------------   -----------------------------------------
                              2001          2000          1999           1998           1998          1997           1996
                           -----------  -----------   -----------   -----------   -----------    -----------    -----------
                                                                    (Unaudited)
Net cash provided by
 (used in):
   Operating activities    $  (8,569)   $ (18,747)    $  (5,655)    $     546     $ (15,377)     $ (10,787) $      (9,595)
   Investing activities        4,864        5,501           750           535         3,296          4,953          9,034
                           -----------  -----------   -----------   -----------   -----------    -----------    -----------

Net change in cash and
  cash equivalents            (3,705)     (13,246)       (4,905)        1,081       (12,081)        (5,834)          (561)

Cash and cash
  equivalents,
  beginning of period         47,877       61,123        66,028        78,109        78,109         83,943         84,504
                           -----------  -----------   -----------   -----------   -----------    -----------    -----------
Cash and cash
  equivalents, end of
  period                   $  44,172    $  47,877     $  61,123     $  79,190     $  66,028      $  78,109      $  83,943
                           ===========  ===========   ===========   ===========   ===========    ===========    ===========

Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                         2000          1999          1998          1997           1996
                                     -----------   -----------   -----------   -----------    -----------

 Federal                             $     59      $       99            99    $       99     $       99

 State                                      -               -             -             -              -
                                     -----------   -----------   -----------   -----------    -----------
 Total                               $     59      $       99    $       99  $         99     $       99
                                     ===========   ===========   ===========   ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $44,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $809,000. Liabilities at March 31, 2001 primarily consisted of $1,081,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(505,000), reflecting an increase of $62,000 from the net loss experienced for the year ended March 31, 2000. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $59,000 to $(359,000) for the year ended March 31, 2001 from $(300,000) for the year ended March 31, 2000. Equity in losses of limited partnerships increased due to the reduction of the net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(443,000), reflecting a decrease of $90,000 from the net loss experienced for the year ended December 31, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $88,000 to $(300,000) for the year ended March 31, 2000 from $(388,000) for the year ended December 31, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2000. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(4,000), compared to net cash used for the year ended March 31, 2000 of $(13,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

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

During the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $123,000, $109,000 and $28,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits, L.P.



We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 78% and 77% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.




                                                 /s/ BDO SEIDMAN, LLP
                                                     BDO SEIDMAN, LLP
Orange County, California
July 9, 2001

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                    March 31
                                          ------------------------------
                                              2001             2000
                                          --------------   -------------
ASSETS

Cash and cash equivalents                 $      44,172    $     47,877
Investments in limited partnerships,
     net (Notes 2 and 3)                        809,249       1,187,690
                                          --------------   -------------

                                          $     853,421    $  1,235,567
                                          ==============   =============

LIABILITIES AND PARTNERS' EQUITY
   (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
     General Partner and
     affiliates (Note 3)                  $   1,080,521     $   957,395

Commitments and contingencies

Partners' equity (deficit):
    General partners                            (67,112)        (62,059)
    Limited partners (10,000 units
      authorized; 7,450 units
      issued and outstanding)                  (159,988)        340,231
                                          --------------   -------------

      Total partners' equity (deficit)         (227,100)        278,172
                                          --------------   -------------

                                          $     853,421    $  1,235,567
                                          ==============   =============






                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                          For the Three    For the Year
                                          For the Years Ended March       Months Ended        Ended
                                                     31                     March 31       December 31
                                         -----------------------------    -------------    -------------

                                             2001            2000             1999              1998
                                         -------------   -------------    -------------    -------------
Interest income                          $      1,836    $     1,817      $        465     $      2,166
Distribution income                             1,584              -                 -                -
                                         -------------   -------------    -------------    -------------
Total income                                    3,420          1,817               465            2,166

Operating expenses:
   Amortization (Note 2)                       14,902         14,904             3,726           14,904
   Asset management fees (Note 3)             111,856        111,855            27,923          111,691
   Legal and accounting                        17,995         12,807             4,553            4,000
   Office                                       5,264          4,794             1,782           16,292
                                         -------------   -------------    -------------    -------------
    Total operating expenses                  150,017        144,360            37,984          146,887
                                         -------------   -------------    -------------    -------------
Loss from operations                         (146,597)      (142,543)          (37,519)        (144,721)

Equity in losses of limited
    partnerships (Note 2)                    (358,675)      (300,256)          (82,637)        (388,158)
                                         -------------   -------------    -------------    -------------
Net loss                                 $   (505,272)   $  (442,799)     $   (120,156)    $   (532,879)
                                         =============   =============    =============    =============
Net loss allocated to:
   General partners                      $     (5,053)   $    (4,428)     $     (1,202)    $     (5,329)
                                         =============   =============    =============    =============
   Limited partners                      $   (500,219)   $   (438,371)    $   (118,954)    $   (527,550)
                                         =============   =============    =============    =============
Net loss per limited
   partnership unit                      $     (67.14)   $    (58.84)     $     (15.97)    $     (70.81)
                                         =============   =============    =============    =============
Outstanding weighted
   limited partner units                        7,450          7,450             7,450            7,450
                                         =============   =============    =============    =============



                         See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


                                                               General             Limited
                                                               Partners            Partners            Total
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at January 1, 1998               $      (51,100)     $    1,425,106     $    1,374,006

Net loss                                                            (5,329)           (527,550)          (532,879)
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at December 31, 1998                    (56,429)            897,556            841,127

Net loss                                                            (1,202)           (118,954)          (120,156)
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 1999                       (57,631)            778,602            720,971

Net loss                                                            (4,428)           (438,371)          (442,799)
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 2000                       (62,059)            340,231            278,172

Net loss                                                            (5,053)           (500,219)         (505,272)
                                                            ---------------     ---------------    --- ------------
Partners' deficit at March 31, 2001                         $      (67,112)     $     (159,988)    $    (227,100)
                                                            ===============     ===============    ===============




                         See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                          For the Three    For the Year
                                                             For the Years Ended          Months Ended        Ended
                                                                   March 31                  March 31      December 31
                                                         -----------------------------    -------------    -------------

                                                             2001            2000             1999              1998
                                                         -------------   -------------    -------------    -------------
Cash flows from operating activities:
   Net loss                                              $   (505,272)   $   (442,799)    $   (120,156)    $   (532,879)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Amortization                                            14,902          14,904            3,726           14,904
       Equity in losses of limited partnerships               358,675         300,256           82,637          388,158
       Change in accrued fees and expenses due to
          General Partner and affiliates                      123,126         108,892           28,138          114,440
                                                         -------------   -------------    -------------    -------------
Net cash used in operating activities                          (8,569)        (18,747)          (5,655)         (15,377)
                                                         -------------   -------------    -------------    -------------

Cash flows provided by investing activities:
   Distributions from limited partnerships                      4,864           5,501              750            3,296
                                                         -------------   -------------    -------------    -------------
Net decrease in cash and cash equivalents                      (3,705)        (13,246)          (4,905)         (12,081)

Cash and cash equivalents, beginning of period                 47,877          61,123           66,028           78,109
                                                         -------------   -------------    -------------    -------------
Cash and cash equivalents, end of period                 $     44,172    $     47,877     $     61,123     $     66,028
                                                         =============   =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                           $        800    $        800     $          -     $        800
                                                         =============   =============    =============    =============




                           See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


                                       24
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

Losses from limited partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2001 and 2000, are approximately $298,000 and $208,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2001 and 2000, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2001 and 2000 and the three month period ended March 31, 1999, amounting to approximately $116,000, $103,000 and $23,000, respectively, have not been recognized. The Partnership's share of losses for the year ended December 31, 1998 amounting to approximately $32,000 have not been recognized. As of March 31, 2001, the aggregate share of net losses not recognized by the Partnership amounted to $274,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                                          For the Three    For the Year
                                                             For the Years Ended          Months Ended        Ended
                                                                   March 31                  March 31      December 31
                                                         -----------------------------    -------------    -------------
                                                             2001            2000             1999              1998
                                                         -------------   -------------    -------------    -------------
Investments per balance sheet, beginning of period       $  1,187,690    $  1,508,351     $  1,595,464     $  2,001,822
Equity in losses of limited partnerships                     (358,675)       (300,256)         (82,637)        (388,158)
Distributions received                                         (4,864)         (5,501)            (750)          (3,296)
Amortization of paid acquisition fees and costs               (14,902)        (14,904)          (3,726)         (14,904)
                                                         -------------   -------------    -------------    -------------

Investments per balance sheet, end of period             $    809,249    $  1,187,690     $  1,508,351     $  1,595,464
                                                         =============   =============    =============    =============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                        2000            1999
                                                 --------------- ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2000 and 1999 of $6,668,000
   and $6,043,000, respectively)                 $   14,964,000  $   15,564,000
Land                                                  1,484,000       1,484,000
Other assets                                          1,606,000       1,510,000
                                                 --------------- ---------------

                                                 $   18,054,000  $   18,558,000
                                                 =============== ===============

LIABILITIES

Mortgage loans payable                           $   16,724,000  $   16,769,000
Due to related parties                                  373,000         347,000
Other liabilities                                       165,000         163,000
                                                 --------------- ---------------

                                                     17,262,000      17,279,000
                                                 --------------- ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                511,000         980,000
Other partners                                          281,000         299,000
                                                 --------------- ---------------

                                                        792,000       1,279,000
                                                 --------------- ---------------

                                                 $   18,054,000  $   18,558,000
                                                 =============== ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                  2000              1999              1998
                           ---------------    ---------------   ---------------
Revenues                   $    1,891,000     $    1,849,000    $    1,828,000
                           ---------------    ---------------   ---------------
Expenses:
  Operating expenses            1,336,000          1,237,000         1,251,000
  Interest expense                396,000            401,000           400,000
  Depreciation and
     amortization                 625,000            622,000           602,000
                           ---------------    ---------------   ---------------
   Total expenses               2,357,000          2,260,000         2,253,000
                           ---------------    ---------------   ---------------
Net loss                   $     (466,000)    $     (411,000)   $     (425,000)
                           ===============    ===============   ===============
Net loss allocable
     to the Partnership    $     (461,000)    $     (407,000)   $     (420,000)
                           ===============    ===============   ===============
Net loss recorded
     by the Partnership          (359,000)     $    (300,000)   $     (388,000)
                           ===============    ===============   ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $300,629 and $205,587, as of March 31, 2001 and 2000, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001 $80,140 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages. Management fees of $111,856 and $111,855 were incurred during the years ended March 31, 2001 and 2000, respectively, and $27,923 during the three months ended March 31, 1999, and $111,691 were incurred for 1998, of which $0 was paid during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated:

                                                           March 31
                                                 -----------------------------
                                                    2001            2000
                                                 ------------   --------------
Reimbursement for expenses
     paid by the General Partners
     or an affiliate                             $    11,271    $           -

Asset management fee payable                       1,069,250          957,395
                                                 ------------   --------------
Total                                            $ 1,080,521    $     957,395
                                                 ============   ==============

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per share data).

                      June 30       September 30    December 31      March 31
                  --------------  --------------  --------------  --------------

      2001

Income             $          -   $       1,000   $           -   $       2,000

Operating
   expenses             (35,000)        (36,000)        (33,000)        (46,000)

Equity in
   losses of
   limited
   partnerships         (64,000)        (63,000)        (63,000)       (168,000)

Net loss                (99,000)        (98,000)        (96,000)       (212,000)

Loss available
   to limited
   partner              (98,000)        (97,000)        (95,000)       (210,000)

Loss per limited
   partner unit             (13)            (13)            (13)            (28)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

                      June 30       September 30    December 31      March 31
                  --------------  --------------  --------------  --------------
    2000

Income            $           -   $       1,000   $           -   $       1,000

Operating
   expenses             (38,000)        (36,000)        (36,000)        (34,000)

Equity in
   losses of
   limited
   partnerships         (83,000)        (82,000)        (73,000)        (62,000)

Net loss               (121,000)       (118,000)       (108,000)        (96,000)

Loss available
   to limited
   partner             (120,000)       (116,000)       (107,000)        (95,000)

Loss per limited
   partner unit             (16)            (16)            (14)            (13)

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chief Executive Officer, Chairman and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice Chairman, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000, $112,000, $28,000 and $112,000 were incurred during the years and three months ended March 31, 2001 and 2000 and 1999, and the year ended December 31, 1998, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $4,000, $7,000, $6,000 and $3,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $3,800, $6,700 and $6,700 for Associates and $420, $750 and $750 for Mr.
     Cooper for the calendar years ended December 31, 2000, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2001 and 2000 and the three months ended March 31, 1999, and the year ended December 31, 1998.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2001 and 2000
         Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
         Statements of Partners' Equity for the years ended March 31, 2001 and
           2000, the three months ended March 31, 1999 and the year ended December 31, 1998
         Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial
           Statement Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1.       NONE.

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

21.2 Financial Statements of Yreka Investment Group, for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report Thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedule






To the Partners
California Housing Tax Credits, L.P.


The audits referred to in our report dated July 9, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                         /s/  BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP
Orange County, California
July 9, 2001

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------   -------------------------------------------------------
                                                As of March 31, 2001                           As of December 31, 2000
                                     -------------------------------------   -------------------------------------------------------
                                     Partnership's Total      Amount of     Encumbrances of
                                     Investment in Local   Investment Paid  Local Limited    Property and   Accumulated    Net Book
 Partnership Name       Location     Limited Partnerships     to Date       Partnerships       Equipment    Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors    Orosi,
                        California      $  583,000         $  583,000       $ 1,432,000     $ 2,044,000    $  782,000   $ 1,262,000

BCA Associates          Anderson,
                        California         514,000            514,000         1,421,000       2,025,000       563,000     1,462,000

Cloverdale Garden       Cloverdale,
Apartments              California         617,000            617,000         1,634,000       2,155,000       484,000     1,671,000

Countryway Associates   Mendota,
                        California         571,000            571,000         1,473,000       2,090,000       814,000     1,276,000

East Garden Apartments  Jamestown,
                        California         770,000            770,000         2,150,000       2,901,000       647,000     2,254,000

HPA Investors           Shafter,
                        California         538,000            538,000         1,508,000       2,196,000       597,000     1,599,000

Knights Landing Harbor  Knights
                        Landing,
                        California         275,000            275,000           981,000       1,351,000       374,000       977,000

Midland Manor           Mendota,
Associates              California         383,000            383,000         1,425,000       1,824,000       640,000     1,184,000

San Jacinto Associates  San Jacinto,
                        California         469,000            469,000         1,781,000       2,349,000       459,000     1,890,000

Woodlake Manor          Woodlake,
                        California         545,000            545,000         1,452,000       2,137,000       817,000     1,320,000

Yreka Investment Group  Yreka,
                        California         538,000            538,000         1,467,000       2,044,000       491,000     1,553,000
                                      -------------     --------------     -------------   ------------- ------------- -------------

                                       $ 5,803,000        $ 5,803,000      $ 16,724,000    $ 23,116,000   $ 6,668,000  $ 16,448,000
                                      =============     ==============     =============   ============= ============= =============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                         -------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 2000
                                         -------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
   Partnership Name                      Rental Income       Net Loss              Acquired         Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                       $ 160,000        $ (48,000)                1989         Completed                   27.5

BCA Associates                               145,000          (45,000)                1989         Completed                     40

Cloverdale Garden Apartments                 190,000          (20,000)                1989         Completed                     40

Countryway Associates                        151,000          (56,000)                1989         Completed                   27.5

East Garden Apartments                       229,000          (34,000)                1989         Completed                     40

HPA Investors                                155,000          (59,000)                1989         Completed                     40

Knights Landing Harbor                       124,000           (5,000)                1989         Completed                     40

Midland Manor Associates                     143,000          (51,000)                1990         Completed                   27.5

San Jacinto Associates                       164,000          (54,000)                1990         Completed                     50

Woodlake Manor                               183,000          (63,000)                1989         Completed                     30

Yreka Investment Group                       155,000          (31,000)                1989         Completed                     50
                                          -----------       -----------

                                          $1,799,000        $(466,000)
                                          ===========       ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                     -------------------------------------   -------------------------------------------------------
                                                As of March 31, 2000                           As of December 31, 1999
                                     -------------------------------------   -------------------------------------------------------
                                     Partnership's Total      Amount of     Encumbrances of
                                     Investment in Local   Investment Paid  Local Limited    Property and   Accumulated    Net Book
 Partnership Name       Location     Limited Partnerships     to Date       Partnerships       Equipment    Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors    Orosi,
                        California      $  583,000          $ 583,000       $ 1,436,000     $ 2,044,000     $ 709,000   $ 1,335,000

BCA Associates          Anderson,
                        California         514,000            514,000         1,425,000       2,017,000       517,000     1,500,000

Cloverdale Garden       Cloverdale,
Apartments              California         617,000            617,000         1,638,000       2,154,000       428,000     1,726,000

Countryway Associates   Mendota,
                        California         571,000            571,000         1,478,000       2,085,000       741,000     1,344,000

East Garden Apartments  Jamestown,
                        California         770,000            770,000         2,156,000       2,901,000       573,000     2,328,000

HPA Investors           Shafter,
                        California         538,000            538,000         1,511,000       2,186,000       542,000     1,644,000

Knights Landing Harbor  Knights
                        Landing,
                        California         275,000            275,000           984,000       1,350,000       343,000     1,007,000

Midland Manor           Mendota,
Associates              California         383,000            383,000         1,428,000       1,824,000       575,000     1,249,000

San Jacinto Associates  San Jacinto,
                        California         469,000            469,000         1,786,000       2,349,000       417,000     1,932,000

Woodlake Manor          Woodlake,
                        California         545,000            545,000         1,456,000       2,137,000       744,000     1,393,000

Yreka Investment Group  Yreka,
                        California        538,000             538,000         1,471,000       2,044,000       454,000     1,590,000
                                      -------------     --------------     -------------   ------------- ------------- -------------
                                      $ 5,803,000         $ 5,803,000      $ 16,769,000    $ 23,091,000   $ 6,043,000  $ 17,048,000
                                      =============     ==============     =============   ============= ============= =============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         -------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1999
                                         -------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
   Partnership Name                      Rental Income       Net Loss              Acquired         Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                      $ 161,000        $ (36,000)                1989         Completed                     27.5

BCA Associates                              150,000          (32,000)                1989         Completed                     40

Cloverdale Garden Apartments                181,000          (30,000)                1989         Completed                     40

Countryway Associates                       165,000          (49,000)                1989         Completed                     27.5

East Garden Apartments                      227,000          (29,000)                1989         Completed                     40

HPA Investors                               158,000          (40,000)                1989         Completed                     40

Knights Landing Harbor                      120,000          (13,000)                1989         Completed                     40

Midland Manor Associates                    147,000          (44,000)                1990         Completed                     27.5

San Jacinto Associates                      130,000          (55,000)                1990         Completed                     50

Woodlake Manor                              178,000          (57,000)                1989         Completed                     30

Yreka Investment Group                      155,000          (26,000)                1989         Completed                     50
                                         ------------     ------------
                                         $ 1,772,000       $ (411,000)
                                         ============     ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                     -------------------------------------   -------------------------------------------------------
                                                As of March 31, 1999                           As of December 31, 1998
                                     -------------------------------------   -------------------------------------------------------
                                     Partnership's Total      Amount of     Encumbrances of
                                     Investment in Local   Investment Paid  Local Limited    Property and   Accumulated    Net Book
 Partnership Name       Location     Limited Partnerships     to Date       Partnerships       Equipment    Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors     Orosi,
                         California      $ 583,000          $ 583,000         $ 1,440,000    $ 2,038,000     $ 636,000   $ 1,402,000

BCA Associates           Anderson,
                         California        514,000            514,000           1,429,000      2,014,000       471,000     1,543,000

Cloverdale Garden        Cloverdale,
Apartments,              California        617,000            617,000           1,642,000      2,136,000       375,000     1,761,000

Countryway Associates    Mendota,
                         California        571,000            571,000           1,481,000      2,085,000       668,000     1,417,000

East Garden Apartments,  Jamestown,
                         California        770,000            770,000           2,161,000      2,886,000       499,000     2,387,000

HPA Investors            Shafter,
                         California        538,000            538,000           1,516,000      2,158,000       489,000     1,669,000

Knights Landing Harbor,  Knights
                         Landing,
                         California        275,000            275,000             986,000      1,345,000       312,000     1,033,000

Midland Manor            Mendota,
Associates               California        383,000            383,000           1,431,000      1,821,000       512,000     1,309,000

San Jacinto Associates   San Jacinto,
                         California        469,000            469,000           1,790,000      2,349,000       374,000     1,975,000

Woodlake Manor           Woodlake,
                         California        545,000            545,000           1,460,000      2,108,000       667,000     1,441,000

Yreka Investment Group   Yreka,
                         California        538,000            538,000           1,475,000      2,043,000       417,000     1,626,000
                                      -------------     --------------       -------------  -------------  ------------ ------------

                                      $  5,803,000       $  5,803,000         $16,811,000    $22,983,000   $ 5,420,000  $ 17,563,000
                                      =============     ==============       =============  =============  ============ ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                         -------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 1998
                                         -------------------------------------------------------------------------------------------
                                                                                Year Investment                     Estimated Useful
   Partnership Name                      Rental Income       Net Loss              Acquired         Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                      $ 153,000       $  (47,000)                1989         Completed                     27.5

BCA Associates                              151,000          (16,000)                1989         Completed                     40

Cloverdale Garden Apartments                176,000          (25,000)                1989         Completed                     40

Countryway Associates                       167,000          (34,000)                1989         Completed                     27.5

East Garden Apartments                      218,000          (42,000)                1989         Completed                     40

HPA Investors                               161,000          (63,000)                1989         Completed                     40

Knights Landing Harbor                      118,000          (21,000)                1989         Completed                     40

Midland Manor Associates                    151,000          (45,000)                1990         Completed                     27.5

San Jacinto Associates                      118,000          (80,000)                1990         Completed                     50

Woodlake Manor                              170,000          (45,000)                1989         Completed                     30

Yreka Investment Group                      153,000           (7,000)                1989         Completed                     50
                                         ------------     ------------
                                       $  1,736,000       $ (425,000)
                                         ============     ============

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc., General Partner


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President -
Chief Executive Officer of WNC & Associates, Inc.

Date:  July 13, 2001


By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice-President -
Chief Financial Officer of WNC & Associates, Inc.

Date:  July 13, 2001


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date:  July 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the
Board of WNC & Associates, Inc.

Date:  July 13, 2001



By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of
WNC & Associates, Inc.

Date:  July 13, 2001


By:  /s/ David N. Shafer
David N Shafer, Director of
WNC & Associates, Inc.

Date:  July 13, 2001

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                              FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership


                                    CONTENTS




                                                                          Page
INDEPENDENT AUDITORS' REPORT ON THE
  FINANCIAL STATEMENTS                                                        1


FINANCIAL STATEMENTS
  Balance Sheets                                                              2
  Statements of Operations                                               3 -  5
  Statements of Changes in Partners' Capital                                  6
  Statements of Cash Flows                                               7 -  8
  Notes to Financial Statements                                          9 - 14


INDEPENDENT AUDITORS' REPORT ON THE
  SUPPORTING DATA REQUIRED BY USDA/RD                                        15


SUPPORTING DATA REQUIRED BY USDA/RD                                     16 - 24


INDEPENDENT AUDITORS' REPORT ON COMPLIANCE AND ON
  INTERNAL CONTROL OVER FINANCIAL REPORTING BASED
  ON AN AUDIT OF FINANCIAL STATEMENTS PERFORMED IN
  ACCORDANCE WITH GOVERNMENT AUDITING STANDARDS                         25 - 26

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Yreka Investment Group
A California Limited Partnership

         We have audited the accompanying balance sheets of Yreka Investment Group, a California Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yreka Investment Group as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2001, on our consideration of Yreka Investment Group's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.



                                         /s/ Tate, Propp, Beggs & Sugimoto
                                                An Accountancy Corporation


January 12, 2001
Sacramento, California

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 2000 and 1999



                          ASSETS

                                                     2000               1999
                                                -------------     --------------
Current Project Assets:
   Cash                                          $     8,830       $        696
   Restricted cash:
     Tenant security deposits - Note 2                 8,750              8,750
     Taxes and insurance - Note 3                      8,662             21,361
     USDA/RD reserve - Note 4                        133,138            124,813
   Accounts receivable                                 2,022              4,861
   Prepaid expenses                                    2,388              2,280
                                                -------------      -------------

       Total current project assets                  163,790            162,761

Property and equipment - Note 5                    1,552,817          1,589,673
                                                -------------      -------------

         Total Assets                            $ 1,716,607        $ 1,752,434
                                                =============      =============

           LIABILITIES AND PARTNERS' CAPITAL

Current Project Liabilities:
   Tenant security deposits - Note 2             $     8,750        $     8,750
   Note payable, current portion - Note 6              4,718              4,324
                                                -------------      -------------

       Total current project liabilities              13,468             13,074

Long-Term Project Liabilities:
   Note payable, less current portion - Note 6     1,462,080          1,466,798

Non-Project Liabilities
   Due to related parties - Note 7                     2,400              2,400
                                                -------------      -------------

       Total liabilities                           1,477,948          1,482,272

Partners' Capital                                    238,659            270,162
                                                -------------      -------------

      Total Liabilities and Partners' Capital    $ 1,716,607        $ 1,752,434
                                                =============      =============

                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                     2000               1999
                                                -------------     --------------
Project Operating Income:
   Gross rent                                    $    61,426       $     69,801
   Rental assistance                                  96,308             86,951
   Less vacancies                                     (2,462)            (1,567)
                                                -------------     --------------
   Net rent                                          155,272            155,185
   Other project income:
      Late charges                                       245                218
      Laundry income                                   2,292              1,991
      Tenant damages                                   1,866              2,241
   Interest income                                     4,438              4,115
   Miscellaneous income                                  114                  -
                                                -------------     --------------

       Total project operating income                164,227            163,750
                                                -------------     --------------

Project Operating Expenses:
   Maintenance and operating:
      Caretaker                                        7,384              5,561
      Supplies                                         2,802              4,981
      Painting and decorating                            665                402
      General maintenance and repairs                  3,563              2,624
      Snow removal                                        25               (400)
      Elevator maintenance                                 -                  -
      Grounds maintenance                              1,608              2,204
      Services                                           429                484
      Furniture and furnishings replacement            2,578              3,208
      Other operating expenses                             -                  -
                                                -------------     --------------
       Total maintenance and operating                19,054             19,064
                                                -------------     --------------
   Utilities:
      Electricity                                      1,548              1,205
      Water                                            8,228              5,183
      Sewer                                            7,074              6,534
      Heating fuel/other                               2,983              3,837
      Garbage and trash removal                        3,434              3,307
                                                -------------     --------------
       Total utilities                                23,267              20,066
                                                -------------     --------------

                  The accompanying notes are an integral part
                          of these financial statements
                                        3

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF OPERATIONS (CONTINUED)
                 For the Years Ended December 31, 2000 and 1999


                                                     2000               1999
                                                -------------     --------------
Project Operating Expenses (Continued):
   Administrative:
     Manager                                     $    11,628       $     11,465
     Management fees                                  17,064             17,712
     Accounting/auditing                               4,000              3,880
     Bookkeeping                                         864                216
     Legal                                             1,685                  -
     Advertising                                         352                931
     Telephone                                           978              1,047
     Office supplies                                   2,547              2,442
     Office furniture and equipment                      428                300
     Training expense                                    467                231
     Health insurance                                  2,073              1,508
     Payroll taxes                                     1,712              1,712
     Workers' compensation insurance                   2,297              1,799
     Other administrative expenses                       938              1,332
                                                -------------     --------------

       Total administrative                           47,033             44,575
                                                -------------     --------------

   Taxes and Insurance:
     Real estate taxes                                14,539             14,775
     Special assessments                                   -                  -
     Other taxes, fees and permits                       905                910
     Property insurance                                4,174              4,494
     Other insurance                                     493                  -
                                                -------------     --------------
       Total taxes and insurance                      20,111             20,179
                                                -------------     --------------
       Total project operating expenses              109,465            103,884
                                                -------------     --------------

                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF OPERATIONS (CONTINUED)
                 For the Years Ended December 31, 2000 and 1999


                                                     2000               1999
                                                -------------     --------------
Other Project Income (Expenses)
   Interest subsidy - PASS Credit                $    94,672       $     94,672
   Depreciation and amortization                     (36,856)           (36,855)
   Interest expense:
     USDA/RD 1% interest                             (33,881)           (34,242)
     Interest subsidy                                (94,672)           (94,672)
   Authorized capital improvements
        from USDA/RD reserve                         (11,832)            (6,804)
   Authorized capital improvements
        from unrestricted cash                             -             (4,864)
                                                -------------     --------------
      Total other project income (expenses)          (82,569)           (82,765)
                                                -------------     --------------
Non-Project Expenses:
   Partnership administration fee                      2,400              2,400
   Tax administration fee                                800                800
                                                -------------     --------------
         Total non-project expenses                    3,200              3,200
                                                -------------     --------------
         Net loss                                $   (31,007)      $    (26,099)
                                                =============     ==============








                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the Years Ended December 31, 2000 and 1999

                         General              Limited
                         Partner              Partner
                    -----------------    -------------------

                                                     WNC
                                                  California
                                  Ronald D.         Housing
                                 Bettencourt      Tax Credits        Total
                               ---------------  ---------------  ---------------

Balance, December 31, 1998       $      1,781     $    294,976     $    296,757

Return on investment - Note 8              (5)            (491)            (496)

Net loss                                 (261)         (25,838)         (26,099)
                               ---------------  ---------------  ---------------
Balance, December 31, 1999              1,515          268,647          270,162

Return on investment - Note 8              (5)            (491)            (496)

Net loss                                 (310)         (30,697)         (31,007)
                               ---------------  ---------------  ---------------
Balance, December 31, 2000       $      1,200      $   237,459     $    238,659
                               ===============  ===============  ===============













                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999
                           Increase (Decrease) in Cash



                                                     2000               1999
                                                -------------     --------------
Cash Flows From Operating Activities:
   Cash received from tenants for rent           $   158,111       $    155,471
   Cash paid to tenants for security deposits              -                  -
   Miscellaneous cash received                         8,955              8,565
   Cash paid to suppliers and employees and
     for other restricted cash                      (111,106)          (122,678)
   Mortgage interest paid                            (33,881)           (34,242)
   Limited partnership tax                              (800)              (800)
                                                -------------     --------------
     Net cash provided by operating activities        21,279              6,316
                                                -------------     --------------
Cash Flows From Investing Activities:
  Deposits to the USDA/RD reserve                    (24,311)           (21,622)
  Withdrawals from the USDA/RD reserve                15,986             10,426
                                                -------------     --------------
       Net cash used by investing activities          (8,325)           (11,196)
                                                -------------     --------------
Cash Flows From Financing Activities:
    Principal payments on note payable                (4,324)            (3,963)
    Return on investment                                (496)              (496)
                                                -------------     --------------
          Net cash used by financing activities       (4,820)            (4,459)
                                                -------------     --------------

Increase (decrease) in cash                            8,134             (9,339)

Cash, beginning of year                                  696             10,035
                                                -------------     --------------
Cash, end of year                                $     8,830       $        696
                                                =============     ==============




                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the Years Ended December 31, 2000 and 1999
                           Increase (Decrease) in Cash



                                                     2000               1999
                                                -------------     --------------
Reconciliation of Net Loss to Net
  Cash Provided By Operating Activities:

Net loss                                         $   (31,007)      $    (26,099)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                   36,856             36,855
      Decrease in accounts receivable                  2,839                286
      Increase in prepaid expenses                      (108)               (66)
      Decrease in other restricted cash               12,699              3,290
      Decrease in accounts payable                         -             (7,950)
                                                -------------     --------------

Net cash provided by operating activities        $    21,279       $      6,316
                                                =============     ==============




















                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Yreka Investment Group, a California Limited Partnership, was formed in October 1988 for the purpose of constructing and operating a 36-unit rural rental housing project located in Yreka, California, known as Siskiyou Valley Apartments. Project construction began in February 1989 and was completed in November 1989. Rental operations commenced in November 1989.

                The major activities of the Project are governed by the Partnership agreement and the United States Department of Agriculture/Rural Development (USDA/RD) pursuant to Sections 515 and 521 of the Housing Act of 1949, as amended, which provide for interest and rental subsidies, respectively. USDA/RD has contracted with the Partnership to make rental assistance payments to the Partnership on behalf of qualified tenants. The contract terminates upon total disbursement of the assistance obligation.

                The following is a summary of significant accounting policies:

                    (a) The financial statements are prepared on the accrual basis of accounting.

                    (b) The Partnership is not an income tax paying entity although, as a limited partnership, it is subject to a limited partnership tax. The net income or loss of the Partnership passes through to and is reportable by the partners individually. Therefore, no provision for income taxes is reflected in these financial statements.

                    (c) Property and equipment is stated at cost. Assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 5 to 50 years.

                    (d) Loan acquisition costs and construction period interest are amortized over 50 years using the straight-line method.

                    (e) The Partnership maintains its cash balances in institutions where they are insured, up to $100,000, by the Federal Deposit Insurance Corporation (FDIC).

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                    (f) The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:         TENANT SECURITY DEPOSITS

                Tenant security deposits are maintained in a separate account at a bank insured by the FDIC.

NOTE 3:         TAXES AND INSURANCE RESERVE

                A separate bank account has been established to accumulate cash transfers for the payment of property taxes and insurance. During 2000 and 1999, $15,900 and 3,300, respectively, of unrestricted cash was transferred from this interest bearing account.

NOTE 4:         USDA/RD RESERVE

                An amendment to the loan agreement with USDA/RD requires cash transfers to a replacement reserve account each year until $201,600 has been accumulated. Withdrawals from the reserve account may be made only with the approval and countersignature of the USDA/RD.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 4:    USDA/RD RESERVE (CONTINUED)

               Changes in the reserve for the years ended December 31, 2000 and 1999, are as follows:

           Balance, December 31, 1998                        $      113,617

           Deposits                                                  18,000
           Interest earned                                            3,622
           Withdrawals                                               (6,804)
           Interest withdrawn                                        (3,622)
                                                            ----------------
           Balance, December 31, 1999                               124,813

           Deposits                                                  20,160
           Interest earned                                            4,151
           Withdrawals                                              (11,832)
           Interest withdrawn                                        (4,151)
           Bank charges                                                  (3)
                                                            ----------------
           Balance, December 31, 2000                        $      133,138
                                                            ================

           This account was underfunded at December 31, 2000 by $470. The underfunding of this account was corrected in 2001.

NOTE 5:    PROPERTY AND EQUIPMENT

               Property and equipment at December 31, 2000 and 1999, was comprised of the following:

                                                   2000                1999
                                            ----------------    ----------------

           Land                              $      157,378      $      157,378
           Building                               1,786,004           1,786,004
           Furniture and equipment                  100,405             100,405
                                            ----------------    ----------------
                                                  2,043,787           2,043,787

           Less accumulated
               depreciation and
               amortization                         490,970             454,114
                                            ----------------    ----------------
              Total property and
                 equipment                   $    1,552,817      $    1,589,673
                                            ================    ================

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 6:   NOTE PAYABLE

          The Partnership has a note payable to USDA/RD in monthly installments of $11,073 including interest at 8.75% per annum, due January 1, 2039. The note is secured by a deed of trust on the apartment project.

          The Partnership has entered into an interest subsidy agreement with USDA/RD. USDA/RD provides a monthly interest subsidy in the amount of $7,889, which reduces the effective interest rate to approximately 1% over the term of the loan. The subsidy is credited to subsidy income, and interest at 8.75% is included in interest expense. The USDA/RD regulatory agreement provides for USDA/RD to establish and control the allowable rents.

          Principal payments for the succeeding five years and thereafter are as follows:

                    Year Ending December 31:
                    ------------------------
                             2001                     $          4,718
                             2002                                5,148
                             2003                                5,617
                             2004                                6,128
                             2005                                6,687
                          Thereafter                         1,438,500
                                                      -----------------
                            Total                       $    1,466,798
                                                      =================

NOTE 7:         RELATED PARTY TRANSACTIONS

         Ronald Bettencourt, general partner of the Project, is also a shareholder in The CBM Group, Inc. The CBM Group, Inc. provides management services to the Project. Other related entities include CBM Diversified and Consolidated Building Maintenance, divisions of The CBM Group, Inc., and Atlantic Vending Services, a division of Capital Resources, Inc. The general partner of the Project is also a shareholder in Capital Resources, Inc. Atlantic Vending Services is responsible for laundry money collection and laundry facility maintenance in accordance with USDA/RD procedures. During 2000, 50% of total collections from laundry machines (amounting to $2,292 from maintenance and operations were paid) were paid to Atlantic Vending Services. Consolidated Building Maintenance was formed to provide maintenance services with prior USDA/RD approval. The general partner of the Project is also a partner in CBM Management Group.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 7:         RELATED PARTY TRANSACTIONS (CONTINUED)

                Partnership Administration Fee

                In accordance with the Partnership agreement, the Partnership accrued, as a non-project expense, $2,400 for each of the years ended December 31, 2000 and 1999, payable to the general partner for services rendered in connection with the administration of the business and affairs of the Partnership. At December 31, 2000 and 1999, $2,400 was payable under this agreement.

                Tax Administration Fee

                During 2000 and 1999, a portion of the 1999 and 1998 earned return on investment, $800 each year, was used to pay a non-project tax administration fee to The CBM Group, Inc.

                Management Fees

                Management fees paid to The CBM Group, Inc. during 2000 and 1999 totaled $17,064 and $17,712, respectively. The Project paid The CBM Group, Inc. a ten cent per copy fee for bulk copies of forms and $864 for automation services. During 2000, The Project paid $408 and $988 to CBM Diversified, a division of The CBM Group, Inc., for credit checking fees and property tax consulting fees, respectively.

                Insurance Premiums

                The general partner also owns a less than 5% interest in the surety company which provides the insurance coverage for the Project. Insurance premiums paid to the surety company during 2000 and 1999, totaled $4,282 and $4,078.

NOTE 8:         PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS

                Profits and losses, as adjusted for certain provisions of the Partnership agreement, are allocated 1% to the general partner and 99% to the limited partner. Under USDA/RD regulations, distributions to partners may be made from project operations only to the extent funds exceed the required contributions to the cash reserve account. Annual distributions are limited to 8% of the Partnership's initial capital investment. If the return on investment is not paid in a given year, any unpaid portion may be carried forward for one year and paid if earned. During 2000 and 1999, a portion of the 1999 and 1998 earned return on investment, $3,200 each year, was used to pay non-project expenses and liabilities.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE 9:   TAXABLE LOSS

          A reconciliation of the financial statement net loss to the taxable loss of the partnership at December 31, 2000 and 1999, is as follows:

                                                   2000                1999
                                            ----------------    ----------------
          Financial statement net loss       $      (31,007)     $      (26,099)

          Adjustments:
            Excess of tax depreciation
              and amortization over financial
              statement depreciation and
              amortization                          (29,609)            (30,628)

            Expenses reported on financial
              statements in excess of tax
              return expenses                             -               7,950
                                            ----------------    ----------------
               Taxable loss                  $      (60,616)     $      (48,777)

                                            ================    ================

NOTE 10: CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

                The Project's operations are concentrated in the multifamily real estate market. In addition, the Project operates in a heavily regulated environment. The operations of the Project are subject to the administrative directives, rules and regulations of federal, state and local regulatory agencies, including, but not limited to, USDA/RD. Such administrative directives, rules and regulations are subject to change by an act of congress or an administrative change mandated by USDA/RD. Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.