Form 10-Q
period 2001-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2001-08-13
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057



                   WNC CALIFORNIA HOUSING TAX CREDITS , L.P.

             California                          33-0391979
      State or other  jurisdiction  of       (I.R.S.  Employer

        incorporation or organization         Identification No.)


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
Yes     No    X
----   -------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets                                                             2
       June 30, 2001 and March 31, 2001

   Statements of Operations
       For the three months ended June 30, 2001 and 2000                      3

   Statement of Partners' Deficit
       For the three months ended June 30, 2001                               4

   Statements of Cash Flows
       For the three months ended June 30, 2001 and 2000                      5

  Notes to Financial Statements                                               6

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       11

  Item 3. Quantitative and Qualitative Disclosures About Market Risks         12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   12


  Item 6. Exhibits and Reports on Form 8-K                                    12

  Signatures                                                                  13

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                June 30, 2001                  March 31, 2001
                                                               -----------------             -------------------
                                                                 (unaudited)
ASSETS

Cash and cash equivalents                                    $          45,844             $             44,172
Investments in limited partnerships, net (Note 2)                      759,299                          809,249
                                                               ----------------              -------------------
                                                             $         805,143             $            853,421
                                                               ================              ===================


                                  LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued asset management fee due to
   General Partner                                           $       1,111,863             $          1,080,521
                                                               ----------------              -------------------
Partners'deficit:
 General partner                                                       (67,908)                         (67,112)
 Limited partners (10,000 units
  authorized, 7,450 units issued

  and outstanding)                                                    (238,812)                        (159,988)
                                                               ----------------              -------------------
    Total partners' equity                                            (306,720)                        (227,100)
                                                               ----------------              -------------------
                                                             $         805,143             $            853,421
                                                               ================              ===================


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                     For the Three Months 30, 2001 and 2000
                                   (unaudited)



                                                                        2001                              2000
                                                                   Three Months                       Three Months
                                                           ----------------------------         -------------------------
    Interest income                                        $                      397        $                      480
                                                           ----------------------------         -------------------------

    Operating expenses:
      Amortization(Note 2)                                                      1,356                             3,726
      Asset management fees                                                    27,964                            27,964
      Legal and accounting                                                      1,719                             1,338
      Other                                                                     2,459                             2,071
                                                           ----------------------------         -------------------------
        Total operating expenses                                               33,498                            35,099
                                                           ----------------------------         -------------------------
    Loss from operations                                                      (33,101)                          (34,619)

    Equity in losses of
     limited partnerships (Note 2)                                            (46,519)                          (64,257)
                                                          ----------------------------         -------------------------
    Net loss                                               $                  (79,620)        $                 (98,876)
                                                           ============================         =========================
    Net loss allocated to:
      General partner                                      $                     (796)        $                    (989)
                                                           ============================         =========================
      Limited partners                                     $                  (78,824)        $                 (97,887)
                                                           ============================         =========================
    Net loss per limited partnership unit                                         (11)                              (13)
                                                           ============================         =========================
    Outstanding weighted limited partner units                                  7,450                             7,450
                                                             ==========================         =========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS, DEFICIT

                    For the Three Months Ended June 30, 2001
                                   (unaudited)

                                                            General              Limited
                                                            Partner             Partners               Total
                                                        -----------------     --------------     ------------------


Partners' deficit at March 31, 2001          $         (67,112)    $     (159,988)    $         (227,100)

Net loss                                                           (796)           (78,824)               (79,620)
                                                        -----------------     --------------     ------------------

Partners' deficit at June 30, 2001           $         (67,908)    $     (238,812)    $         (306,720)
                                                        =================     ==============     ==================






                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                                    2001                    2000
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $             (79,620)    $          (98,876)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  1,356                  3,726
            Equity in losses of limited partnerships                                     46,519                 64,257
            Change in accrued fees and expense due to
              General Partner and affiliates                                             31,342                 27,964
                                                                            ---------------------     -----------------

                 Net cash used in operating activities                                     (403)                (2,929)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           2,075                    491
                                                                           ---------------------     -----------------
    Net increase (decrease) in cash and cash equivalents                                  1,672                 (2,438)

    Cash and cash equivalents, beginning of period                                       44,172                 47,877
                                                                            ---------------------     -----------------
    Cash and cash equivalents, end of period                              $              45,844     $           45,439
                                                                            =====================     =================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $              800
                                                                            =====================     =================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------
WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The Partnership shall continue to be in full force and effect until December 31,2037 unless terminated prior to that date pursuant to the partnership agreement or law.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      For the Quarter Ended June 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES,continued
------------------------------------------------------------------------------
Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investments balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investments and are being amortized over 30 years.

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

                   WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      For the Quarter Ended June 30, 2001
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,continued
------------------------------------------------------------------------------
Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2001 , the Partnership had no cash equivalents.




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,continued
------------------------------------------------------------------------------
Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

 Reporting Comprehensive Income
 ------------------------------
 In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of the periods presented, the Partnership has acquired limited partnership interests in eleven Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

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

                  WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      For the Quarter Ended June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Three
                                                                    Months Ended June          For the Year Ended
                                                                        30, 2001                 March 31, 2001
                                                                   --------------------       ---------------------

          Investments per balance sheet,
            beginning of period                                  $            809,249       $           1,187,690
          Equity in losses of limited
            partnerships                                                      (46,519)                   (358,675)
          Distributions received                                               (2,075)                     (4,864)
          Amortization of paid
          acquisition fees and costs                                           (1,356)                    (14,902)
                                                                  --------------------       ---------------------
          Investments per  balance sheet,
            end of period                                        $            759,299       $             809,249
                                                                   ====================       =====================



Selected financial information for the three months ended June 30 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                           2000
                                                                ---------------------           --------------------
               Revenues                                       $             473,000          $             462,000
                                                                ---------------------           --------------------
               Expenses

                 Interest expense                                            99,000                        100,000
                 Depreciation & amortization                                156,000                        156,000
                 Operating expenses                                         334,000                        309,000
                                                                ---------------------           --------------------
                   Total expenses                                           589,000                        565,000
                                                                ---------------------           --------------------

               Net loss                                       $            (116,000)          $           (103,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (115,000)          $           (102,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (47,000)          $            (64,000)
                                                                =====================           ====================

                  WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      For the Quarter Ended June 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred for each of the three months ended June 30, 2001 and 2000. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2001 and 2000.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                         June 30, 2001           March 31, 2001
                                                                       ------------------       -----------------

       Reimbursement for expenses paid by the General               $             14,649     $            11,271
          Partners and affiliates
       Asset management fee payable                                            1,097,214               1,069,250
                                                                       ------------------       -----------------

                                                                    $         $1,111,863     $         1,080,521
                                                                       ==================       =================


The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

NOTE 4 - INCOME TAXES
---------------------
No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.


The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $46,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $759,000. Liabilities at June 30, 2001 primarily consisted of $1,112,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(80,000), reflecting a decrease of $19,000 from the $(99,000) net loss experienced for the three months ended June 30, 2000. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $17,000 to $(47,000) for the three months ended June 30, 2001 from $(64,000) for the three months ended June 30, 2000. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, there was a decrease in loss from operations of $2,000 for the three months ended June 30, 2001 to $(33,000), from $(35,000) for the three months ended June 30, 2000, due to a comparable decrease in amortiztion expenses.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net increase in cash during the three months ended June 30, 2001 was $2,000 compared to a net decrease in cash for the three months ended June 30, 2000 of $(2,000). The change was due primarily to a decrease in cash used by operating activities of $3,000 and an increase in distributions from limited partnerships of $1,000.

During the three months ended June 30, 2001, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $31,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of forseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:   July 30, 2001






By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:   July 30, 2001