Form 10-Q
period 2001-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2001-11-27
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                              INDEX TO FORM 10 - Q

              For the Three and Six Months Ended September 30, 2001


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets                                                         2
            September 30, 2001 and March 31, 2001

        Statements of Operations
            For the Three and Six Months ended September 30, 2001 and 2000     3

       Statement of Partners' Deficit
            For the Six Months ended September 30, 2001                        4

       Statements of Cash Flows
            For the Six Months ended September 30, 2001 and 2000               5

       Notes to Financial Statements                                           6

       Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  11

       Item 3. Quantitative and Qualitative Disclosures About Market Risks    13

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                              13


       Item 6. Exhibits and Reports on Form 8-K                               13

       Signatures                                                             14

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                September 30, 2001             March 31, 2001
                                                               ----------------------        -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                26,487       $             44,172
Investments in limited partnerships, net (Note 2)                            689,858                    809,249
                                                               ----------------------        -------------------

                                                             $               716,345       $            853,421
                                                               ======================        ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates                            $             1,131,398       $          1,080,521
                                                               ----------------------        -------------------

Partners' deficit:
 General partner                                                             (68,992)                   (67,112)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                                                          (346,061)                  (159,988)
                                                               ----------------------        -------------------


    Total partners' deficit:                                                (415,053)                  (227,100)
                                                               ----------------------        -------------------

                                                             $               716,345       $            853,421
                                                               ======================        ===================



                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                             2001                                   2000
                                             -------------------------------------   ------------------------------------
                                               Three Months         Six Months        Three Months         Six Months
                                             -----------------   -----------------   ----------------    ----------------

    Interest income                        $              214  $              611  $             483   $             963
                                             -----------------   -----------------   ----------------    ----------------


    Operating expenses:
      Amortization (Note 2)                             1,356               2,712              3,726               7,452
      Asset management fees (Note 3)                   27,963              55,927             27,964              55,928
      Legal and accounting                             11,425              13,144              2,803               4,141
      Other                                               622               3,081              1,328               3,399
                                             -----------------   -----------------   ----------------    ----------------

        Total operating expenses                       41,366              74,864             35,821              70,920
                                             -----------------   -----------------   ----------------    ----------------

    Loss from operations                             (41,152)            (74,253)           (35,338)            (69,957)

    Equity in losses of
     limited partnerships (Note 2)                   (67,181)           (113,700)           (63,095)           (127,352)
                                             -----------------   -----------------   ----------------    ----------------

    Net loss                               $        (108,333)  $        (187,953)  $        (98,433)   $       (197,309)
                                             =================   =================   ================    ================

    Net loss allocated to:
      General partner                      $          (1,084)  $          (1,880)  $           (984)   $         (1,973)
                                             =================   =================   ================    ================

      Limited partners                     $        (107,249)  $        (186,073)  $        (97,449)   $       (195,336)
                                             =================   =================   ================    ================

    Net loss per limited partner unit      $             (14)  $             (25)  $            (13)   $            (26)
                                             =================   =================   ================    ================

    Outstanding weighted limited partner
    units                                               7,450               7,450              7,450               7,450
                                             =================   =================   ================    ================


                See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2001
                                   (unaudited)


                                                            General              Limited
                                                            Partner             Partners               Total
                                                        -----------------     --------------     ------------------


Partners' deficit at March 31, 2001                   $         (67,112)    $     (159,988)    $         (227,100)


Net loss                                                         (1,880)          (186,073)              (187,953)
                                                        -----------------     --------------     ------------------


Partners' deficit at September 30, 2001               $         (68,992)    $     (346,061)    $         (415,053)
                                                        =================     ==============     ==================


                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                                    2001                    2000
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $            (187,953)    $        (197,309)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  2,712                 7,452
            Equity in losses of limited partnerships                                    113,700               127,352
            Change in accrued fees and expense due to
              General Partner and affiliates                                             50,877                55,928
                                                                            ---------------------     -----------------

                 Net cash used in operating activities                                  (20,664)               (6,577)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           2,979                   491
                                                                            ---------------------     -----------------

    Net decrease in cash and cash equivalents                                           (17,685)               (6,086)

    Cash and cash equivalents, beginning of period                                       44,172                47,877
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $              26,487     $          41,791
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $             800
                                                                            =====================     =================



                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investments balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investments and are being amortized over 30 years (Note 2).

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

  WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2001, the Partnership had no cash equivalents.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                   For the Six Months
                                                                     Ended September           For the Year Ended
                                                                        30, 2001                 March 31, 2001
                                                                   --------------------       ---------------------

          Investments per balance sheet,
            beginning of period                                  $            809,249       $           1,187,690
          Equity in losses of limited
            partnerships                                                     (113,700)                   (358,675)
          Distributions received from limited partnerships                     (2,979)                     (4,864)
          Amortization of capitalized
          acquisition fees and costs                                           (2,712)                    (14,902)
                                                                   --------------------       ---------------------
          Investments per  balance sheet,
            end of period                                        $            689,858       $             809,249
                                                                   ====================       =====================



Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                           2000
                                                                ---------------------           --------------------

               Revenues                                       $              945,000          $             925,000
                                                                ---------------------           --------------------

               Expenses

                 Interest expense                                            198,000                        201,000
                 Depreciation & amortization                                 312,000                        311,000
                 Operating expenses                                          668,000                        618,000
                                                                ---------------------           --------------------
                   Total expenses                                          1,178,000                      1,130,000
                                                                ---------------------           --------------------

               Net loss                                       $            (233,000)          $           (205,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (230,000)          $           (204,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $            (114,000)          $           (127,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Six Months Ended September 30, 2001
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,927 and $55,928 were incurred for the six months ended September 30, 2001 and 2000, respectively. The Partnership paid the General Partners and affiliates $2,430 and $0 of those fees during the six months ended September 30, 2001 and 2000, respectively.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following as of the dates indicated:

                                                                       September 30, 2001        March 31, 2001

                                                                       ------------------       -----------------

       Reimbursement for expenses paid by the General               $              8,651     $            11,271
          Partners and affiliates
       Asset management fee payable                                            1,122,747               1,069,250
                                                                       ------------------       -----------------

                                                                    $          1,131,398     $         1,080,521
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $26,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $690,000. Liabilities at September 30, 2001 of $1,131,000 primarily consisted of accrued asset management fees due to the General Partner.

Results of Operations
---------------------

Three  Months  Ended  September  30,  2001  Compared to the Three  Months  Ended
September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(108,000), reflecting an increase of $(10,000) from the $(98,000) net loss experienced for the three months ended September 30, 2000. The incline in net loss is primarily due to an increase in loss from operations of $(6,000) for the three months ended September 30, 2001 to $(41,000) from $(35,000) for the three months ended September 30, 2000, due to an increase in accounting expenses of $9,000, offset by a reduction in amortization of approximately $3,000 due to a write off of syndication fees of Alta Vista as its investment has reached zero balance. Along with the increase in net loss, equity in losses of limited partnerships inclined by $(4,000) to $(67,000) for the three months ended September 30, 2001 from $(63,000) for the three months ended September 30, 2000. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. This increase was offset by the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Six Months Ended September 30, 2001 Compared to the Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(188,000), reflecting a decrease of $9,000 from the $(197,000) net loss experienced for the six months ended September 30, 2000. The decline in net loss is due to equity in losses of limited partnerships which declined by $13,000 to $(114,000) for the six months ended September 30, 2001 from $(127,000) for the six months ended September 30, 2000. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2001 Compared to the Six Months Ended September 30, 2000 (continued).

operations of $(4,000) for the six months ended September
30, 2001 to $(74,000) from $(70,000) for the six months ended September 30, 2000, due primarily to an increase in accounting expenses of $9,000 resulting from a timing difference, offset by a reduction of $5,000 due to a write off of the basis in syndication fees of Alta Vista as its investment had reached zero balance.

Cash Flows
----------

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. Net decrease in cash during the six months ended September 30, 2001 was $(18,000) compared to a net decrease in cash for the six months ended September 30, 2000 of $(6,000). The change was due primarily to an increase in cash used by operating activities of $(14,000) offset by an increase in distributions received from limited partnerships of $2,000. The $(14,000) increase in cash used by operating activities was due to increases by $9,000 and $5,000 of paid accounting and legal expenses and accrued fees and expense paid to General Partner and affiliates, respectively.

During the six months ended September 30, 2001, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $51,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:   November 2, 2001






By:  /s/ Thomas J. Riha
    --------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 2, 2001