Form 10-Q
period 2001-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2002-02-13
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20058


                     WNC CALIFORNIA HOUSING TAX CREDIT, L.P.

             California                          33-0316953
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

                              INDEX TO FORM 10 - Q

              For the Three and Nine Months Ended December 31, 2001



PART I. FINANCIAL INFORMATION

  tem 1. Financial Statements

   Balance Sheets                                                              2
    December 31, 2001 and March 31, 2001

  Statements of Operations
    For the Three and Nine Months ended December 31, 2001 and 2000             3

   Statement of Partners' Deficit
    For the Nine Months ended December 31, 2001                                4

   Statements of Cash Flows
    For the Nine Months ended December 31, 2001 and 2000                       5

    Notes to Financial Statements                                              6

   Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                     11

   Item 3. Quantitative and Qualitative Disclosures About Market Risks        13

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  13


   Item 6. Exhibits and Reports on Form 8-K                                   13

   Signatures                                                                 14

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 December 31, 2001             March 31, 2001
                                                               ----------------------        -------------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                    $                14,222       $             44,172
Investments in limited partnerships, net (Note 2)                            640,579                    809,249
                                                               ----------------------        -------------------
                                                             $               654,801       $            853,421
                                                               ======================        ===================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,150,710       $          1,080,521
                                                               ----------------------        -------------------
Partners' deficit:
 General partner                                                             (69,800)                   (67,112)
 Limited partners (10,000 units
  authorized, 7,450 units issued
  and outstanding)                                                          (426,109)                  (159,988)
                                                               ----------------------        -------------------
    Total partners' deficit:                                                (495,909)                  (227,100)
                                                               ----------------------        -------------------
                                                             $               654,801       $            853,421
                                                               ======================        ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                             2001                                   2000
                                             -------------------------------------   ------------------------------------
                                               Three Months        Nine Months        Three Months         Nine Months
                                             -----------------   -----------------   ----------------    ----------------
    Interest income                        $               85  $              696  $             485   $           1,448
                                             -----------------   -----------------   ----------------    ----------------
    Operating expenses:
      Amortization (Note 2)                             1,176               3,888              3,726              11,178
      Asset management fees (Note 3)                   27,963              83,890             27,964              83,892
      Legal and accounting                              2,063              15,207                822               4,963
      Other                                             1,636               4,717                992               4,391
                                             -----------------   -----------------   ----------------    ----------------
        Total operating expenses                       32,838             107,702             33,504             104,424
                                             -----------------   -----------------   ----------------    ----------------
    Loss from operations                              (32,753)           (107,006)           (33,019)           (102,976)
    Equity in losses of
     limited partnerships (Note 2)                    (48,103)           (161,803)           (63,095)           (190,447)
                                             -----------------   -----------------   ----------------    ----------------
    Net loss                               $          (80,856)  $        (268,809)  $        (96,114)   $       (293,423)
                                             =================   =================   ================    ================
    Net loss allocated to:
      General partner                      $             (808)  $          (2,688)  $           (961)   $         (2,934)
                                             =================   =================   ================    ================
      Limited partners                     $          (80,048)  $        (266,121)  $        (95,153)   $       (290,489)
                                             =================   =================   ================    ================
    Net loss per limited partner unit      $              (11)  $             (36)  $            (13)   $            (39)
                                             =================   =================   ================    ================
    Outstanding weighted limited partner
    units                                               7,450               7,450              7,450               7,450
                                             =================   =================   ================    ================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)

                                                            General              Limited
                                                            Partner             Partners               Total
                                                        -----------------     --------------     ------------------
Partners' deficit at March 31, 2001                   $         (67,112)    $     (159,988)    $         (227,100)

Net loss                                                         (2,688)          (266,121)              (268,809)
                                                        -----------------     --------------     ------------------
Partners' deficit at December 31, 2001                $         (69,800)    $     (426,109)    $         (495,909)
                                                        =================     ==============     ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                                    2001                    2000
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $            (268,809)    $         (293,423)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  3,888                 11,178
            Equity in losses of limited partnerships                                    161,803                190,447
            Change in accrued fees and expense due to
              General Partner and affiliates                                             70,189                 83,892
                                                                            ---------------------     -----------------
                 Net cash used in operating activities                                  (32,929)                (7,906)
                                                                            ---------------------     -----------------
    Cash flows from investing activities:
        Distributions from limited partnerships                                           2,979                  4,113
                                                                            ---------------------     -----------------
    Net decrease in cash and cash equivalents                                           (29,950)                (3,793)

    Cash and cash equivalents, beginning of period                                       44,172                 47,877
                                                                            ---------------------     -----------------
    Cash and cash equivalents, end of period                              $              14,222     $           44,084
                                                                            =====================     =================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $              800
                                                                            =====================     =================


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

WNC & Associates, Inc., ("WNC") a California corporation and Wilfred N. Cooper, Sr. are the general partners (collectively the "General Partner") of the Partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.



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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)

NOTE 1 - ORGAFNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
------------------------------------------------------------------------------
Cash and Cash Equivalents
-------------------------
The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2001, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Nine
                                                                      Months Ended             For the Year Ended
                                                                    December 31, 2001            March 31, 2001
                                                                   --------------------       ---------------------
      Investments per balance sheet, beginning of period         $            809,249       $           1,187,690

      Equity in losses of limited partnerships                               (161,803)                   (358,675)

      Distributions received from limited partnerships                         (2,979)                     (4,864)
      Amortization of capitalized acquisition fees and
      costs                                                                    (3,888)                    (14,902)
                                                                   --------------------       ---------------------
      Investments per  balance sheet, end of period              $            640,579       $             809,249
                                                                   ====================       =====================


Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2001                           2000
                                                                ---------------------           --------------------
               Revenues                                       $           1,418,000          $           1,387,000
                                                                ---------------------           --------------------
               Expenses

                 Interest expense                                           297,000                        301,000
                 Depreciation & amortization                                468,000                        467,000

                 Operating expenses                                       1,002,000                        927,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,767,000                      1,695,000
                                                                ---------------------           --------------------
               Net loss                                       $            (349,000)          $           (308,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (345,000)          $           (305,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $            (162,000)          $           (190,000)
                                                                =====================           ====================

                                       9

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For the Three and Nine Months Ended December 31, 2001
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,890 and $83,892 were incurred for the nine months ended December 31, 2001 and 2000, respectively. The Partnership paid the General Partners and affiliates $2,430 and $0 of those fees during the nine months ended December 31, 2001 and 2000, respectively.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following as of the dates indicated:

                                                                      December 31, 2001          March 31, 2001
                                                                    ----------------------      -----------------

       Reimbursement for expenses paid by the General
       Partners and affiliates                                   $                      -    $            11,271
       Asset management fee payable                                             1,150,710              1,069,250
                                                                    ----------------------      -----------------
                                                                 $              1,150,710    $         1,080,521
                                                                    ======================      =================

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $14,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $641,000. Liabilities at December 31, 2001 of $1,151,000 primarily consisted of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(81,000), reflecting a decrease of $15,000 from the $(96,000) net loss experienced for the three months ended December 31, 2000. The decline in net loss is due to a decrease in equity in losses of limited partnerships by $(15,000) to $(48,000) for the three months ended December 31, 2001 from $(63,000) for the three months ended December 31, 2000. The decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The increase in equity in losses of limited partnerships is due to the reduction of the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. The investments in such Local Limited Partnerships had reached $0 at December 30, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(269,000), reflecting a decrease of $24,000 from the $(293,000) net loss experienced for the nine months ended December 31, 2000. The decline in net loss is due to a decrease in equity in losses of limited partnerships by $(28,000) to $(162,000) for the nine months ended December 31, 2001 from $(190,000) for the nine months ended December 31, 2000. The decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2001. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000 (continued). The decrease in equity in losses of limited partnerships was partially offset by the increase in loss from operations of $(4,000) for the nine months ended December 31, 2001 to $(107,000) from $(103,000) for the nine months ended December 31, 2000, primarily due to an increase in accounting expenses of $9,000 resulting from a timing difference, offset by a reduction of $5,000 due to a write off of the basis in syndication fees of Alta Vista as its investment had reached zero balance.

Cash Flows

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. Net decrease in cash during the nine months ended December 31, 2001 was $(30,000) compared to a net decrease in cash for the nine months ended December 31, 2000 of $(4,000). The change was due primarily to an increase in cash used by operating activities of $25,000 and a decrease in distributions received from limited partnerships of $1,000. The $25,000 increase in cash used by operating activities was due to an increase of $9,000 and $5,000 of paid accounting and legal expenses and accrued fees and expenses paid to the General Partner and affiliates, respectively.

During the nine months ended December 31, 2001, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $70,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

Date:   February 6, 2002






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2002