Form 10-K
period 2002-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2002-05-24
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____    No __X

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

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or "General Partners"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.01% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:

                                                        ------------------------      ----------------------------------------------
                                                           As of March 31, 2002             As of December 31, 2001
                                                        ------------------------      ----------------------------------------------
                                                           Partnership's
                                                              Total                                        Estimated    Encumbrances
                                                           Investment Amount of                            Low Income       of Local
 Partnership Name      Location    General Partner Name    Partnership's Paid to Date  Of Units   Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                      Philip R. Hammond,
Alta Vista             Orosi          Jr. and Diane M.
Investors              California     Hammond              $  583,000     $ 583,000       42       100%  $   1,274,000  $  1,428,000

                       Anderson,      Douglas W.
BCA Associates         California     Young                   514,000       514,000       40       100%      1,105,000     1,416,000

                                      David J. Michael,
                                      Patrick R.
                                      Sabelhaus and
                                      Professional
Cloverdale Garden      Cloverdale,    Apartment
Apartments             California     Management              617,000       617,000       34        97%      1,387,000     1,630,000


                                      Philip R. Hammond,
Countryway             Mendota,       Jr. and Diane M.
Associates             California     Hammond                 571,000       571,000       41        95%      1,162,000     1,469,000

                                      David J. Michael
                                      and Professional
East Garden            Jamestown,     Apartment
Apartments             California     Management              770,000       770,000       51        98%      1,772,000     2,144,000

                       Shafter,       Douglas W.
HPA                    California     Young                   538,000       538,000       42        86%      1,223,000     1,504,000

                       Knights        Douglas W.
Knights Landing        Landing        Young and Diane
Harbor                 California     L. Young                275,000       275,000       25        92%        446,000       978,000


                                                           -------------------------   ---------------------------------------------
                                                           As of March 31, 2002        As of December 31, 2001
                                                           -------------------------   ---------------------------------------------
                                                           Partnership's
                                                              Total                                        Estimated    Encumbrances
                                                           Investment Amount of                            Low Income       of Local
 Partnership Name      Location    General Partner Name    Partnership's Paid to Date  Of Units   Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                      Philip R. Hammond,
Midland Manor          Mendota,       Jr. and Diane M.
Associates             California     Hammond                 383,000       383,000       40        93%        668,000     1,421,000

                                      Richard Parasol
San Jacinto            San Jacinto,   and Richard A.
Associates             California     Gullota                 469,000       469,000       38        97%        830,000     1,776,000

                                      Thomas G. Larson,
                                      William H. Larson
Woodlake               Woodlake,      and Raymond L.
Manor                  California     Tetzlaff                545,000       545,000       44        89%      1,146,000     1,447,000

Yreka Investment       Yreka,         Ronald D.
Group                  California     Bettencourt             538,000       538,000       36       100%      1,174,000     1,462,000
                                                          ------------  ------------  ---------- ------- -------------     ---------

                                                          $ 5,803,000   $ 5,803,000      433        95%  $  12,187,000  $ 16,675,000
                                                          ============  ============    =======    ====  =============  ============

                                       6


                                          --------------------------------------------------------------------------
                                                            For the year ended December 31, 2001
                                          --------------------------------------------------------------------------
                                                                                                   Low Income
                                                                                                Housing Credits
                                                                                                  Allocated to
             Partnership Name                 Rental Income             Net Loss                  Partnership
 -------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                           $ 158,000             $ (43,000)                                  99%

BCA Associates                                   162,000               (25,000)                                  99%

Cloverdale Garden Apartments                     190,000               (28,000)                                  99%

Countryway Associates                            160,000               (70,000)                                  99%

East Garden Apartments                           232,000               (34,000)                                  99%

HPA Investors                                    157,000               (58,000)                                  99%

Knights Landing Harbor                           116,000               (25,000)                                  99%

Midland Manor Associates                         152,000               (50,000)                                  99%

San Jacinto Associates                           190,000               (16,000)                                  99%

Woodlake Manor                                   167,000              (114,000)                                  99%

Yreka Investment Group                           166,000               (17,000)                                  99%
                                            ------------           -----------

                                            $ 1,850,000            $ (479,000)
                                            ============           ===========


                                       11
Item 3.  Legal Proceedings

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

(b)  At March 31, 2002, there were 688 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:


                                                 March 31                                 December 31
                           ------------------------------------------------------   -------------------------
                                 2002          2001          2000           1999          1998          1997
                           -----------   -----------   -----------   ------------   -----------   -----------
ASSETS
Cash and cash
  equivalents            $     12,170  $     44,172  $     47,877  $      61,123  $     66,028  $     78,109
Investments in limited
  partnerships, net           600,843       809,249     1,187,690      1,508,351     1,595,464     2,001,822
                           -----------   -----------   -----------   ------------   -----------   -----------
                         $    613,013  $    853,421  $  1,235,567  $   1,569,474  $  1,661,492  $  2,079,931
                           ===========   ===========   ===========   ============   ===========   ===========

LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates             $  1,180,524  $  1,080,521  $    957,395  $     848,503  $    820,365  $    705,925

PARTNERS' EQUITY
(DEFICIT)                    (567,511)     (227,100)      278,172        720,971       841,127     1,374,006
                           -----------   -----------   -----------   ------------   -----------   -----------
                         $    613,013  $    853,421  $  1,235,567  $   1,569,474  $  1,661,492  $  2,079,931
                           ===========   ===========   ===========   ============   ===========   ===========

                                       8

Selected results of operations, cash flows and other information for the Partnership are as follows for the periods indicated:

                                    For the Years Ended                For the Three Months          For the Years Ended
                                          March 31                        Ended March 31                 December 31
                            -------------------------------------   ---------------------------   --------------------------
                              2002          2001         2000          1999           1998           1998          1997
                            ----------    ---------    ----------   ------------  ------------  ------------  --------------
                                                                                   (Unaudited)
Loss from operations      $  (139,316) $   (146,597) $   (142,543)  $   (37,519)  $   (32,603)  $   (144,721) $    (137,368)
Equity in loss from
  limited partnerships       (201,095)     (358,675)     (300,256)      (82,637)     (104,625)      (388,158)      (420,868)
                          ------------  ------------    ----------  ------------  ------------  ------------- -------------
Net loss                  $  (340,411) $   (505,272) $   (442,799)  $  (120,156)  $  (137,228)  $    (532,879)$    (558,236)
                          ============  ============    ==========  ============  ============  ============= =============
Net loss allocated to:

   General partners       $    (3,404) $     (5,053) $     (4,428)  $    (1,202)  $    (1,372)  $     (5,329) $      (5,582)
                          ============  ============    ==========  ============  ============  ============  ==============
   Limited partners       $  (337,007) $   (500,219) $   (438,371)  $  (118,954)  $  (135,856)  $   (527,550) $    (552,654)
                          ============  ============    ==========  ============  ============  ============  ==============
Net loss per limited
  partner unit            $    (45.24) $     (67.14) $     (58.84)  $    (15.97)  $    (18.24)  $     (70.81) $      (74.18)
                          ============ ============  =============  ============  ============  ============  ==============
Outstanding weighted
  limited partner units         7,450         7,450         7,450          7,450        7,450          7,450          7,450
                          ============    =========  ============   ============  ============  ============= ==============


                                    For the Years Ended                 For the Three Months          For the Years Ended
                                          March 31                         Ended March 31                 December 31
                           ---------------------------------------    --------------------------   --------------------------
                              2002          2001          2000           1999          1998           1998           1997
                           -----------    ----------    ----------    -----------  ------------   -----------    -----------
                                                                                    (Unaudited)
Net cash provided by
 (used in):
   Operating activities  $    (34,751)  $    (8,569)  $   (18,747)  $    (5,655)  $       546  $    (15,377)  $    (10,787)
   Investing activities         2,749         4,864         5,501           750           535         3,296          4,953
                         ------------   ------------    ----------    ----------- -----------  -------------  -------------

Net change in cash and
  cash equivalents            (32,002)       (3,705)      (13,246)       (4,905)        1,081       (12,081)        (5,834)

Cash and cash
  equivalents,
  beginning of period          44,172        47,877        61,123        66,028        78,109        78,109         83,943
                           -----------  ------------    ----------    ----------- -----------  -------------  -------------

Cash and cash
  equivalents, end of
  period                 $     12,170   $    44,172   $    47,877   $    61,123   $    79,190  $     66,028   $     78,109
                         ============   ============    ==========    =========== ===========  =============  =============

Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                                2001           2000           1999           1998           1997
                                             ------------   ------------   ------------   ------------   ------------
Federal                                    $          16  $          59  $          99  $          99  $          99

State                                                  -              -              -              -              -
                                             ------------   ------------   ------------   ------------   ------------
Total                                      $          16  $          59  $          99  $          99  $          99
                                             ============   ============   ============   ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $12,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $601,000. Liabilities at March 31, 2001 primarily consisted of $1,179,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(340,000), reflecting a decrease of $165,000 from the net loss experienced for the year ended March 31, 2001. The decrease in net loss is primarily due to equity in losses from limited partnerships which decreased by $158,000 to $(201,000) for the year ended March 31, 2002 from $(359,000) for the year ended March 31, 2001. Equity in losses of limited partnerships included a portion relating to the reduction of the net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(32,000), compared to net cash used for the year ended March 31, 2001 of $(4,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. Net cash used during the year ended March 31, 2001 was $(4,000), compared to net cash used for the year ended March 31, 2000 of $(13,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $100,000, $123,000 and $109,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144,"Accounting for the Impairment or Disposal of Long-Lived Asssets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assest. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. We have not yet completed our evaluation of the impact of SFAS 144 on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits, L.P.



We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 79% and 78% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 3 to the financial statements, WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2003.




                                         /S/BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP
Orange County, California
April 19, 2002

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                                               March 31
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     --------------   -------------
ASSETS

Cash and cash equivalents                                                          $        12,170 $        44,172
Investments in limited partnerships, net (Notes 2 and 3)                                   600,843         809,249
                                                                                     --------------   -------------

                                                                                   $       613,013 $       853,421
                                                                                     ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                           $     1,180,524  $    1,080,521

Commitments and contingencies

Partners' deficit:
    General partners                                                                       (70,516)        (67,112)
    Limited partners (10,000 units authorized; 7,450 units
     issued and outstanding)                                                              (496,995)       (159,988)
                                                                                     --------------   -------------

      Total partners' deficit                                                             (567,511)       (227,100)
                                                                                     --------------   -------------

                                                                                   $       613,013  $      853,421
                                                                                     ==============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                              For the Years Ended March 31
                                                      ----------------------------------------------
                                                          2002             2001            2000
                                                      --------------    ------------    ------------

Interest income                                     $           720   $       1,836   $       1,817
Distribution income                                           1,584           1,584               -
                                                      --------------    ------------    ------------
Total income                                                  2,304           3,420           1,817
                                                      --------------    ------------    ------------
Operating expenses:
   Amortization (Note 2)                                      4,562          14,902          14,904
   Asset management fees (Note 3)                           111,854         111,856         111,855
   Legal and accounting                                      18,957          17,995          12,807
   Office                                                     6,247           5,264           4,794
                                                      --------------    ------------    ------------
    Total operating expenses                                141,620         150,017         144,360
                                                      --------------    ------------    ------------
Loss from operations                                       (139,316)       (146,597)       (142,543)

Equity in losses of limited
    partnerships (Note 2)                                  (201,095)       (358,675)       (300,256)
                                                      --------------    ------------    ------------
                                                    $      (340,411)  $    (505,272)  $    (442,799)
                                                      ==============    ============    ============
Net loss allocated to:
   General partners                                 $        (3,404)  $      (5,053)  $      (4,428)
                                                      ==============    ============    ============
   Limited partners                                 $      (337,007)  $    (500,219)  $    (438,371)
                                                      ==============    ============    ============
Net loss per limited partnership unit               $        (45.24)  $      (67.14)  $      (58.84)
                                                      ==============    ============    ============
Outstanding weighted limited partner units                    7,450           7,450           7,450
                                                      ==============    ============    ============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 1999              $        (57,631)  $        778,602   $        720,971

Net loss                                                            (4,428)          (438,371)          (442,799)
                                                            ---------------     ---------------    ---------------

Partners' equity (deficit) at March 31, 2000                       (62,059)           340,231            278,172

Net loss                                                            (5,053)          (500,219)          (505,272)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2001                                (67,112)          (159,988)          (227,100)

Net loss                                                            (3,404)          (337,007)          (340,411)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2002                       $        (70,516)  $       (496,995)  $       (567,511)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                 For the Years Ended March 31
                                                          -------------------------------------------
                                                             2002            2001            2000
                                                          ------------    ------------    -----------
Cash flows from operating activities:
   Net loss                                             $    (340,411)   $   (505,272)  $   (442,799)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                               4,562          14,902         14,904
     Equity in losses of limited partnerships                 201,095         358,675        300,256
     Change in accrued fees and expenses due to
       General Partner and affiliates                         100,003         123,126        108,892
                                                          ------------    ------------    -----------
Net cash used in operating activities                         (34,751)         (8,569)       (18,747)
                                                          ------------    ------------    -----------
Cash flows provided by investing activities:
   Distributions from limited partnerships                      2,749           4,864          5,501
                                                          ------------    ------------    -----------
Net decrease in cash and cash equivalents                     (32,002)         (3,705)       (13,246)

Cash and cash equivalents, beginning of period                 44,172          47,877         61,123
                                                          ------------    ------------    -----------
Cash and cash equivalents, end of period                $      12,170   $      44,172   $     47,877
                                                          ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                          $         800   $         800   $        800
                                                          ============    ============    ===========

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



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

WNC & Associates, Inc., a California corporation ("WNC"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC.

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

                For The Years Ended March 31, 2002, 2001 and 2000


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

Losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 3).

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had no cash equivalents.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all years presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2002 and 2001, are approximately $571,000 and $298,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

At March 31, 2002 and 2001, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2002, 2001 and 2000, amounting to approximately $276,000, $116,000 and $103,000, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $550,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years
                                                                           Ended March 31
                                                             -------------------------------------------
                                                                2002            2001           2000
                                                             ------------    -----------    ------------
Investments per balance sheet, beginning of period         $     809,249   $  1,187,690   $   1,508,351
Equity in losses of limited partnerships                        (201,095)      (358,675)       (300,256)
Distributions received                                            (2,749)        (4,864)         (5,501)
Amortization of paid acquisition fees and costs                   (4,562)       (14,902)        (14,904)
                                                             ------------    -----------    ------------
Investments per balance sheet, end of period               $     600,843   $    809,249   $   1,187,690
                                                             ============    ===========    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2001 and 2000 of $7,304,000 and
   $6,668,000, respectively)                                                  $     14,501,000   $     14,964,000
Land                                                                                 1,484,000          1,484,000
Other assets                                                                         1,513,000          1,606,000
                                                                                ---------------    ---------------

                                                                              $     17,498,000   $     18,054,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     16,675,000   $     16,724,000
Due to related parties                                                                 347,000            373,000
Other liabilities                                                                      178,000            165,000
                                                                                ---------------    ---------------

                                                                                    17,200,000         17,262,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                                                30,000            511,000
Other partners                                                                         268,000            281,000
                                                                                ---------------    ---------------

                                                                                       298,000            792,000
                                                                                ---------------    ---------------

                                                                              $     17,498,000   $     18,054,000
                                                                                ===============    ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      1,936,000    $      1,891,000   $      1,849,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             1,394,000           1,336,000          1,237,000
  Interest expense                                                 385,000             396,000            401,000
  Depreciation and amortization                                    636,000             625,000            622,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                2,415,000           2,357,000          2,260,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (479,000)  $        (466,000)  $       (411,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (474,000)  $        (461,000)  $       (407,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (201,000)  $        (359,000)  $       (300,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $329,564 and $300,629, as of March 31, 2002 and 2001, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2001, $80,140 of the related expense was reflected as equity in losses of limited partnerships on the statement of operations during the fourth quarter of the year ended March 31, 2001 to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance. During 2002 an additional $24,373 was recognized under the same methodology.

          Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $32,018 which have been included in investments in limited partnerships and were fully amortized at March 31, 2002.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages. Management fees of $111,854, $111,856 and $111,855 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $2,430, $0 and $0 was paid during the years ended March 31, 2002, 2001 and 2000, respectively.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated:

                                                                                                March 31
                                                                                      -----------------------------
                                                                                         2002            2001
                                                                                      ------------   --------------

Reimbursement for expenses paid by the General Partners
   or an affiliate                                                                  $       1,850  $        11,271

Asset management fee payable                                                            1,178,674        1,069,250
                                                                                      ------------   --------------

Total                                                                               $   1,180,524  $     1,080,521
                                                                                      ============   ==============

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2003.

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001 (in thousands, except for per share data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $              -    $             -   $             -    $         2,000

Operating expenses                             (33,000)           (41,000)          (33,000)           (35,000)

Equity in losses of limited
     partnerships                              (47,000)           (67,000)          (48,000)           (39,000)

Net loss                                       (80,000)          (108,000)          (81,000)           (72,000)

Loss available to limited partner              (79,000)          (107,000)          (80,000)           (71,000)

Loss per limited partner unit                      (11)               (14)              (11)                (9)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001
               ----

Income                                $              -    $          1,000   $              -    $          2,000

Operating expenses                             (35,000)            (36,000)           (33,000)            (46,000)

Equity in losses of limited
     partnerships                              (64,000)            (63,000)           (63,000)           (168,000)

Net loss                                       (99,000)            (98,000)           (96,000)           (212,000)

Loss available to limited partner              (98,000)            (97,000)           (95,000)           (210,000)

Loss per limited partner unit                      (13)                (13)               (13                 (28)

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chief Executive Officer, Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chief Executive Officer, Chairman and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr. and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000 were incurred during each of the years ended March 31, 2002, 2001 and 2000. The Partnership paid the General Partners and or their affiliates $3,000, $0 and $0 of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $34,000, $4,000 and $7,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $1,100, $3,800 and $6,700 for Associates and $120, $420 and $750 for Mr.
     Cooper for the calendar years ended December 31, 2001, 2000 and 1999, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

          Report of Independent  Certified  Public  Accountants
          Balance Sheets, March 31, 2002 and 2001
          Statements of  Operations for the years ended March 31, 2002, 2001 and 2000
          Statements of Partners'  Equity (Deficit) for the years ended
            March 31, 2002,  2001 and 2000
          Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000
          Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         -------------------

1.       NONE.

(c)      Exhibits.
         --------

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

21.1 Financial Statements of Yreka Investment Group, as of and for the years ended December 31, 1999 and 1998 together with Independent Auditors' Report thereon filled as exhibit 21.1 on Form 10-K dated June 29, 2000 is hereby incorporated as exhibit 21.1; a significant subsidiary of the Partnership.

21.2 Financial Statements of Yreka Investment Group, as of and for the years ended December 31, 2000 and 1999 together with Independent Auditors' Report thereon filled as exhibit 21.2 on Form 10-K dated July 20, 2001 is hereby incorporated as exhibit 21.2; a significant subsidiary of the Partnership.


21.3 Financial Statements of Yreka Investment Group, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

Report of Independent Certified Public Accountants on Financial Statement Schedules






To the Partners
California Housing Tax Credits, L.P.


The audits referred to in our report dated April 19, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                         /S/BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP

Orange County, California
April 19, 2002

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                         -------------------------------  ----------------------------------------------------------
                                             As of March 31, 2002         As of December 31, 2001
                                         -------------------------------  ----------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------  ----------------------------------------------------------

Alta Vista                      Orosi
Investors                       California   $    583,000    $   583,000   $  1,428,000    $  2,092,000      $ 857,000   $ 1,235,000

BCA                             Anderson
Associates                      California        514,000        514,000      1,416,000       2,040,000        611,000     1,429,000

Cloverdale Garden               Cloverdale
Apartments                      California        617,000        617,000      1,630,000       2,163,000        541,000     1,622,000

Countryway                      Mendota
Associates                      California        571,000        571,000      1,469,000       2,142,000        890,000     1,252,000

East Garden                     Jamestown
Apartments                      California        770,000        770,000      2,144,000       2,903,000        722,000     2,181,000

HPA                             Shafter
Investors                       California        538,000        538,000      1,504,000       2,203,000        654,000     1,549,000

Knights                         Knights
Landing                         Landing
Harbor                          California        275,000        275,000        978,000       1,363,000        406,000       957,000

Midland Manor                   Mendota
Associates                      California        383,000        383,000      1,421,000       1,852,000        704,000     1,148,000

San Jacinto                     San Jacinto
Associates                      California        469,000        469,000      1,776,000       2,349,000        501,000     1,848,000

Woodlake                        Woodlake
Manor                           California        545,000        545,000      1,447,000       2,138,000        890,000     1,248,000

Yreka Investment                Yreka
Group                           California        538,000        538,000      1,462,000       2,044,000        528,000     1,516,000
                                             -------------   ------------  -------------   -------------   -----------  ------------
                                             $  5,803,000    $ 5,803,000   $ 16,675,000    $ 23,289,000    $ 7,304,000  $ 15,985,000
                                             =============   ============  =============   =============   ===========  ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                   ----------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
---------------------------------------------------------------------------------------------------------------
Alta Vista Investors               $    158,000       $  (43,000)         1989         Completed          27.5

BCA Associates                          162,000          (25,000)         1989         Completed            40

Cloverdale Garden Apartments            190,000          (28,000)         1989         Completed            40

Countryway Associates                   160,000          (70,000)         1989         Completed          27.5

East Garden Apartments                  232,000          (34,000)         1989         Completed            40

HPA Investors                           157,000          (58,000)         1989         Completed            40

Knights Landing Harbor                  116,000          (25,000)         1989         Completed            40

Midland Manor Associates                152,000          (50,000)         1990         Completed          27.5

San Jacinto Associates                  190,000          (16,000)         1990         Completed            50

Woodlake Manor                          167,000         (114,000)         1989         Completed            30

Yreka Investment Group                  166,000          (17,000)         1989         Completed            50
                                   ------------       -----------
                                   $  1,850,000       $ (479,000)
                                   ============       ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          ------------------------------  ----------------------------------------------------------
                                           As of March 31, 2001           As of December 31, 2000
                                          ------------------------------  ----------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista                      Orosi
Investors                       California   $    583,000    $   583,000   $  1,432,000    $  2,044,000      $ 782,000   $ 1,262,000

BCA                             Anderson
Associates                      California        514,000        514,000      1,421,000       2,025,000        563,000     1,462,000

Cloverdale Garden               Cloverdale
Apartments                      California        617,000        617,000      1,634,000       2,155,000        484,000     1,671,000

Countryway                      Mendota
Associates                      California        571,000        571,000      1,473,000       2,090,000        814,000     1,276,000

East Garden                     Jamestown
Apartments                      California        770,000        770,000      2,150,000       2,901,000        647,000     2,254,000

HPA                             Shafter
Investors                       California        538,000        538,000      1,508,000       2,196,000        597,000     1,599,000

Knights                         Knights
Landing                         Landing
Harbor                          California        275,000        275,000        981,000       1,351,000        374,000       977,000

Midland Manor                   Mendota
Associates                      California        383,000        383,000      1,425,000       1,824,000        640,000     1,184,000

San Jacinto                     San Jacinto
Associates                      California        469,000        469,000      1,781,000       2,349,000        459,000     1,890,000

Woodlake                        Woodlake
Manor                           California        545,000        545,000      1,452,000       2,137,000        817,000     1,320,000

Yreka Investment                Yreka
Group                           California        538,000        538,000      1,467,000       2,044,000        491,000     1,553,000
                                             -------------   ------------  -------------   -------------   -----------  ------------
                                             $  5,803,000    $ 5,803,000   $ 16,724,000    $ 23,116,000    $ 6,668,000  $ 16,448,000
                                             =============   ============  =============   =============   ===========  ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                   ----------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                                   ----------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
---------------------------------------------------------------------------------------------------------------
Alta Vista Investors               $    160,000       $  (48,000)         1989         Completed          27.5

BCA Associates                          145,000          (45,000)         1989         Completed            40

Cloverdale Garden Apartments            190,000          (20,000)         1989         Completed            40

Countryway Associates                   151,000          (56,000)         1989         Completed          27.5

East Garden Apartments                  229,000          (34,000)         1989         Completed            40

HPA Investors                           155,000          (59,000)         1989         Completed            40

Knights Landing Harbor                  124,000           (5,000)         1989         Completed            40

Midland Manor Associates                143,000          (51,000)         1990         Completed          27.5

San Jacinto Associates                  164,000          (54,000)         1990         Completed            50

Woodlake Manor                          183,000          (63,000)         1989         Completed            30

Yreka Investment Group                  155,000          (31,000)         1989         Completed            50
                                   ------------       -----------
                                   $  1,799,000       $ (466,000)
                                   ============       ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000


                                          -------------------------------  ---------------------------------------------------------
                                           As of March 31, 2000            As of December 31, 1999
                                          -------------------------------  ---------------------------------------------------------
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location    Partnerships      Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista                      Orosi
Investors                       California   $    583,000    $   583,000   $  1,436,000    $  2,044,000      $ 709,000   $ 1,335,000

BCA                             Anderson
Associates                      California        514,000        514,000      1,425,000       2,017,000        517,000     1,500,000

Cloverdale Garden               Cloverdale
Apartments                      California        617,000        617,000      1,638,000       2,154,000        428,000     1,726,000

Countryway                      Mendota
Associates                      California        571,000        571,000      1,478,000       2,085,000        741,000     1,344,000

East Garden                     Jamestown
Apartments                      California        770,000        770,000      2,156,000       2,901,000        573,000     2,328,000

HPA                             Shafter
Investors                       California        538,000        538,000      1,511,000       2,186,000        542,000     1,644,000

Knights                         Knights
Landing                         Landing
Harbor                          California        275,000        275,000        984,000       1,350,000        343,000     1,007,000

Midland Manor                   Mendota
Associates                      California        383,000        383,000      1,428,000       1,824,000        575,000     1,249,000

San Jacinto                     San Jacinto
Associates                      California        469,000        469,000      1,786,000       2,349,000        417,000     1,932,000

Woodlake                        Woodlake
Manor                           California        545,000        545,000      1,456,000       2,137,000        744,000     1,393,000

Yreka Investment                Yreka
Group                           California        538,000        538,000      1,471,000       2,044,000        454,000     1,590,000
                                             -------------   ------------  -------------   -------------   -----------  ------------
                                             $  5,803,000    $ 5,803,000   $ 16,769,000    $ 23,091,000    $ 6,043,000  $ 17,048,000
                                             =============   ============  =============   =============   ===========  ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                   ----------------------------------------------------------------------------
                                                      For the year ended December 31, 1999
                                   ----------------------------------------------------------------------------
                                                                          Year                     Estimated
                                                                      Investment                  Useful Life
     Partnership Name                 Rental Income       Net Loss      Acquired       Status        (Years)
---------------------------------------------------------------------------------------------------------------
Alta Vista Investors               $    161,000       $  (36,000)         1989         Completed          27.5

BCA Associates                          150,000          (32,000)         1989         Completed            40

Cloverdale Garden Apartments            181,000          (30,000)         1989         Completed            40

Countryway Associates                   165,000          (49,000)         1989         Completed          27.5

East Garden Apartments                  227,000          (29,000)         1989         Completed            40

HPA Investors                           158,000          (40,000)         1989         Completed            40

Knights Landing Harbor                  120,000          (13,000)         1989         Completed            40

Midland Manor Associates                147,000          (44,000)         1990         Completed          27.5

San Jacinto Associates                  130,000          (55,000)         1990         Completed            50

Woodlake Manor                          178,000          (57,000)         1989         Completed            30

Yreka Investment Group                  155,000          (26,000)         1989         Completed            50
                                   ------------       -----------
                                   $  1,772,000       $ (411,000)
                                   ============       ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc., General Partner


By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Executive Officer of WNC & Associates, Inc.

Date:  May 23, 2002


By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date:  May 23, 2002


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr., General Partner

Date: May 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date:  May 23, 2002


By:  /s/ David N. Shafer
     --------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  May 23, 2002

Exhibit
Number              Exhibit Description

EX-21.3             Financial Statements of Yreka Investment Group.



                             YREKA INVESTMENT GROUP
                        A California Limited Partnership


                                    CONTENTS



                                                                            Page
INDEPENDENT AUDITORS' REPORT ON THE
  FINANCIAL STATEMENTS                                                       1


FINANCIAL STATEMENTS
  Balance Sheets                                                             2
  Statements of Operations                                                 3 - 5
  Statements of Changes in Partners' Capital                                   6
  Statements of Cash Flows                                                 7 - 8
  Notes to Financial Statements                                           9 - 14


INDEPENDENT AUDITORS' REPORT ON THE
  SUPPORTING DATA REQUIRED BY USDA/RD                                        15


SUPPORTING DATA REQUIRED BY USDA/RD                                      16 - 26


INDEPENDENT AUDITORS' REPORT ON COMPLIANCE AND ON
  INTERNAL CONTROL OVER FINANCIAL REPORTING BASED
  ON AN AUDIT OF FINANCIAL STATEMENTS PERFORMED IN
  ACCORDANCE WITH GOVERNMENT AUDITING STANDARDS                          27 - 28

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Yreka Investment Group
A California Limited Partnership

We have audited the accompanying balance sheets of Yreka Investment Group, a California Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yreka Investment Group as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2002, on our consideration of Yreka Investment Group's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


                                      /S/TATE,PROPP,BEGGS & SUGIMOTO
                                          An Accountancy Corporation


January 10, 2002
Sacramento, California

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 2001 and 2000



                                     ASSETS

                                                                                                2001                 2000
                                                                                           ----------------    -----------------
Current Project Assets:
   Cash                                                                                    $                   $
                                                                                                     11,657               8,830
   Restricted cash:
     Tenant security deposits                                                                         8,750               8,750
     Taxes and insurance                                                                              5,850               8,662
     USDA/RD reserve                                                                                140,717             133,138
   Accounts receivable                                                                                8,610               2,022
   Prepaid expenses                                                                                   2,730               2,388
                                                                                           ----------------    -----------------

       Total current project assets                                                                 178,314             163,790

Property and equipment                                                                            1,515,961           1,552,817
                                                                                           ----------------    -----------------

         Total Assets                                                                      $      1,694,275      $    1,716,607
                                                                                           ================    =================

                                         LIABILITIES AND PARTNERS' CAPITAL

Current Project Liabilities:
   Tenant security deposits                                                                $                   $          8,750
                                                                                                      8,750
   Note payable, current portion                                                                      5,148               4,718
                                                                                           ---------------     -----------------

       Total current project liabilities                                                             13,898              13,468

Long-Term Project Liabilities:
   Note payable, less current portion                                                             1,456,932           1,462,080

Non-Project Liabilities:
   Due to related party                                                                               2,400               2,400
                                                                                           ---------------     -----------------

       Total liabilities                                                                          1,473,230           1,477,948

Partners' capital                                                                                   221,045             238,659
                                                                                           ---------------     -----------------

         Total Liabilities and Partners' Capital                                           $      1,694,275        $  1,716,607
                                                                                           ===============     =================

                  The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                                                                                2001                 2000
                                                                                           ----------------    -----------------
Project Operating Income:
   Gross rent                                                                              $        64,362     $        61,426
   Rental assistance                                                                               103,848              96,308
   Less vacancies                                                                                   (2,177)             (2,462)
                                                                                           ----------------    -----------------
   Net rent                                                                                        166,033             155,272
   Other project income:
      Late charges                                                                                     324                 245
      Laundry income                                                                                 1,645               2,292
      Tenant damages                                                                                 2,109               1,866
   Interest income                                                                                   4,019               4,438
   Miscellaneous income                                                                                  -                 114
                                                                                           ----------------    -----------------

       Total project operating income                                                              174,130             164,227
                                                                                           ----------------    -----------------

Project Operating Expenses:
   Maintenance and operating:
      Caretaker                                                                                      8,978               7,384
      Supplies                                                                                       2,257               2,802
      Painting and decorating                                                                          531                 665
      General maintenance and repairs                                                                  967               3,563
      Snow removal                                                                                       -                  25
      Elevator maintenance                                                                               -                   -
      Grounds maintenance                                                                              480               1,608
      Services                                                                                         566                 429
      Furniture and furnishings replacement                                                          2,113               2,578
      Other operating expenses                                                                           -                   -
                                                                                           ----------------    -----------------

       Total maintenance and operating                                                              15,892              19,054
                                                                                           ----------------    -----------------

   Utilities:
      Electricity                                                                                    1,919               1,548
      Water                                                                                          9,460               8,228
      Sewer                                                                                          7,385               7,074
      Heating fuel/other                                                                             3,866               2,983
      Garbage and trash removal                                                                      3,510               3,434
     Other utilities                                                                                (2,191)                  -
                                                                                           ----------------    -----------------

       Total utilities                                                                              23,949              23,267
                   The accompanying notes are an integral part                             ----------------     -----------------
                          of these financial statements


                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF OPERATIONS (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000


                                                                                                2001                 2000
                                                                                           ----------------    -----------------
Project Operating Expenses (Continued):
   Administrative:
     Manager                                                                               $                   $         11,628
                                                                                                      9,832
     Management fees                                                                                 17,928              17,064
      Accounting/auditing                                                                             4,120               4,000
     Bookkeeping                                                                                        864                 864
     Legal                                                                                                -               1,685
     Advertising                                                                                        151                 352
     Telephone                                                                                          815                 978
     Office supplies                                                                                  2,536               2,547
     Office furniture and equipment                                                                     293                 428
     Training expense                                                                                     -                 467
     Health insurance                                                                                 3,314               2,073
     Payroll taxes                                                                                    1,831               1,712
     Worker's compensation insurance                                                                  2,616               2,297
     Other administrative expenses                                                                      946                 938
                                                                                           ----------------    -----------------

       Total administrative                                                                          45,246              47,033
                                                                                           ----------------    -----------------

   Taxes and insurance:
     Real estate taxes                                                                               13,551              14,539
     Special assessments                                                                                  -                   -
     Other taxes, fees and permits                                                                      899                 905
     Property insurance                                                                               4,540               4,174
     Other insurance                                                                                    578                 493
                                                                                           ----------------    -----------------

       Total taxes and insurance                                                                     19,568              20,111
                                                                                           ----------------    -----------------

       Total project operating expenses                                                             104,655             109,465

                                                                                           ----------------    -----------------

                   The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF OPERATIONS (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000


                                                                                                2001                 2000
                                                                                           ----------------    -----------------
Other Project Income (Expenses):
   Interest subsidy - PASS Credit                                                           $       94,672      $       94,672
   Depreciation and amortization                                                                   (36,856)            (36,856)
   Interest expense:
     USDA/RD 1% interest                                                                           (33,487)            (33,881)
     Interest subsidy                                                                              (94,672)            (94,672)
   Authorized capital improvements from USDA/RD reserve                                            (13,050)            (11,832)
                                                                                           ----------------    -----------------

       Total other project income (expenses)                                                       (83,393)                  )
                                                                                           ----------------    -----------------

Non-Project Expenses:
   Partnership administration fee                                                                    2,400               2,400
   Tax administration fee                                                                              800                 800
                                                                                           ----------------    -----------------

         Total non-project expenses                                                                  3,200               3,200
                                                                                           ----------------    -----------------

         Net loss                                                                           $      (17,118)     $      (31,007)
                                                                                           ================    =================

                   The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the Years Ended December 31, 2001 and 2000


                                                             General                 Limited
                                                             Partner                 Partner
                                                       --------------------     ------------------
                                                                                       WNC
                                                                                   California
                                                            Ronald D.                Housing
                                                           Bettencourt             Tax Credits               Total
                                                       --------------------     ------------------    --------------------

Balance, December 31, 1999                             $         1,515          $         268,647        $      270,162

Return on investment                                                (5)                      (491)                 (496)

Net loss                                                          (310)                   (30,697)              (31,007)
                                                       --------------------     ------------------    --------------------

Balance, December 31, 2000                                       1,200                    237,459               238,659

Return on investment                                                (5)                      (491)                 (496)

Net loss                                                          (171)                   (16,947)              (17,118)
                                                       --------------------     ------------------    --------------------

Balance, December 31, 2001                             $         1,024          $         220,021        $      221,045
                                                       ====================     ==================    ====================


                   The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000
                                Increase in Cash



                                                                                                2001                 2000
                                                                                           ----------------    -----------------
Cash Flows From Operating Activities:
   Cash received from tenants for rent                                                      $      159,445       $      158,111
   Miscellaneous cash received                                                                       8,097                8,955
   Cash paid to suppliers and employees and
     for other restricted cash                                                                    (117,635)            (111,106)
   Mortgage interest paid                                                                          (33,487)             (33,881)
   Limited partnership tax paid                                                                       (800)                (800)
                                                                                           ----------------    -----------------

     Net cash provided by operating activities                                                      15,620               21,279
                                                                                           ----------------    -----------------

Cash Flows From Investing Activities:
  Deposits to the USDA/RD reserve                                                                  (24,480)             (24,311)
  Withdrawals from the USDA/RD reserve                                                              16,901               15,986
                                                                                           ----------------    -----------------

     Net cash used by investing activities                                                          (7,579)              (8,325)
                                                                                           ----------------    -----------------

Cash Flows From Financing Activities:
    Principal payments on note payable                                                              (4,718)              (4,324)
    Return on investment                                                                              (496)                (496)
                                                                                           ----------------    -----------------

      Net cash used by financing activities                                                         (5,214)              (4,820)
                                                                                           ----------------    -----------------

Increase in cash                                                                                     2,827                8,134

Cash, beginning of year                                                                              8,830                  696
                                                                                           ----------------    -----------------

Cash, end of year                                                                          $        11,657     $          8,830
                                                                                           ================    =================

                   The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000
                                Increase in Cash



Reconciliation of Net Loss to Net
  Cash Provided By Operating Activities:                                                        2001                 2000
                                                                                           ----------------    -----------------

Net loss                                                                                   $                   $       (31,007)
                                                                                                   (17,118)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                                                                 36,856              36,856
      (Increase) decrease in accounts receivable                                                    (6,588)              2,839
      Increase in prepaid expenses                                                                    (342)               (108)
      Decrease in other restricted cash                                                              2,812              12,699
                                                                                           ----------------    -----------------

Net cash provided by operating activities                                                  $        15,620     $        21,279
                                                                                           ================    =================


                   The accompanying notes are an integral part
                          of these financial statements

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



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

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (f) The presentation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: TENANT SECURITY DEPOSITS

               Tenant security deposits are maintained in a separate account at a bank insured by the FDIC.

NOTE 3: TAXES AND INSURANCE RESERVE

               A separate bank account has been established to accumulate cash transfers for the payment of property taxes and insurance. During 2001 and 2000, $3,000 and 15,900, respectively, of unrestricted cash was transferred from this interest bearing account.

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

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 4:         USDA/RD RESERVE (CONTINUED)

               Changes in the reserve for the years ended  December 31, 2001 and

               2000, are as follows:

                Balance, December 31, 1999                                                                     $       124,813

                Deposits                                                                                                20,160
                Interest earned                                                                                          4,151
                Withdrawals                                                                                            (11,832)
                Interest withdrawn                                                                                      (4,151)
                Bank charges                                                                                                (3)
                                                                                                               -----------------

                Balance, December 31, 2000                                                                             133,138

                Deposits                                                                                                20,629
                Interest earned                                                                                          3,851
                Withdrawals                                                                                            (13,050)
                Interest withdrawn                                                                                      (3,851)
                                                                                                               -----------------

                Balance, December 31, 2001                                                                     $       140,717
                                                                                                               =================

               This account was underfunded at December 31, 2001 and 2000, by $2,075 and $470, respectively.

NOTE 5:         PROPERTY AND EQUIPMENT

               Property and equipment at December 31, 2001 and 2000, was comprised of the following:

                                                                                                  2001                2000
                                                                                           ----------------    -----------------

                Land                                                                       $       157,378     $       157,378
                Building                                                                         1,786,004           1,786,004
                Furniture and equipment                                                            100,405             100,405
                                                                                           ----------------    -----------------

                                                                                                 2,043,787           2,043,787
                Less accumulated depreciation and amortization                                     527,826             490,970
                                                                                           ----------------    -----------------

                   Total property and equipment                                             $    1,515,961      $    1,552,817
                                                                                           ================    =================

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



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

               Principal payments for the succeeding five years and thereafter are as follows:

                                              Year Ending December 31:
                              2002                                         5,148
                              2003                                         5,617
                              2004                                         6,128
                              2005                                         6,687
                              2006                                         7,296
                           Thereafter                                  1,431,204
                                                               -----------------

                             Total                                $    1,462,080
                                                               =================

                    NOTE 7: RELATED PARTY TRANSACTIONS

                    Fees Paid to Related Entities


     The general partner of the Project is a partner in The CBM Management Group. The general partner of the Project is also a shareholder in the following related entities:


               o The CBM Group, Inc. and its divisions: CBM Diversified, Consolidated Building Maintenance, and CBM Landscape.

                    During 2001 and 2000, The CBM Group, Inc. was paid $17,928 and $17,064, respectively, in management fees, and $864 each year for automation services. CBM Diversified was paid $490 and $408 during 2001 and 2000, respectively, for credit checking fees.


              o    Capital  Resources,  Inc. and its division  Atlantic Vending
                    Services. During 2001 and 2000, Atlantic Vending Services was paid $1,645 and $2,292 for laundry facility maintenance.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



     NOTE 7: RELATED PARTY TRANSACTIONS (CONTINUED)

          Fees Paid to Related Entities (Continued)

     o Rural Housing Reinsurance, the surety company which provides the insurance coverage for the Project. The general partner owns a less than 5% interest in the surety company, which was paid $4,882 and $4,282 during 2001 and 2000, respectively, for insurance premiums.

          During 2001 and 2000, a tax administration fee of $800 was paid each year to The CBM Group, Inc. as a non-project expense. (See Note 8.)

          The Project also pays The CBM Group, Inc. a ten-cent per copy fee for bulk copies of forms.

          Fees Paid in Accordance with the Partnership Agreement.

          In accordance with the partnership agreement, fees for each of the years ended December 31, 2001 and 2000, were charged to non-project expenses as follows:

          Fee                        Partner                  2001          2000
          Partnership administration Ronald Bettencourt     $2,400        $2,400

          At December 31, 2001 and 2000, $2,400 was payable to the general partner for accrued partnership administration fees.

NOTE 8:         PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS

          Profits and losses, as adjusted for certain provisions of the Partnership agreement, are allocated 1% to the general partner and 99% to the limited partner. Under USDA/RD regulations, distributions to partners may be made from project operations only to the extent funds exceed the required contributions to the cash reserve account. Annual distributions are limited to 8% of the Partnership's initial capital investment. If the return on investment is not paid in a given year, any unpaid portion may be carried forward for one year and paid if earned. During 2001 and 2000, a portion of the 2000 and 1999 earned return on investment, $3,200 each year, was used to pay non-project expenses and liabilities.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 9:         TAXABLE LOSS

          A reconciliation of the financial statement net loss to the taxable loss of the partnership at December 31, 2001 and 2000, is as follows:

                                                                                                  2001                2000
                                                                                           ----------------    -----------------

                Financial statement net loss                                               $                   $       (31,007)
                                                                                                   (17,118)

                Adjustments:
                  Excess of tax depreciation and amortization over financial
                statement depreciation and amortization                                            (28,999)            (29,609)
                                                                                           ----------------    -----------------

                     Taxable loss                                                          $                   $       (60,616)
                                                                                                   (46,117)
                                                                                           ================    =================

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

                       SUPPORTING DATA REQUIRED BY USDA/RD

                       INDEPENDENT AUDITORS' REPORT ON THE
                       SUPPORTING DATA REQUIRED BY USDA/RD



To the Partners
Yreka Investment Group
A California Limited Partnership

We have audited the financial statements of Yreka Investment Group, a California Limited Partnership, as of and for the year ended December 31, 2001, and have issued our report thereon dated January 10, 2002. Our audit was made in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information provided on pages 16 through 26, including USDA/RD Form RD 1930-7, has been prepared in the format and following the instructions of the USDA/RD. Those instructions prescribe practices that differ in some respects from accounting principles generally accepted in the United States of America. Accordingly, the accompanying forms are not intended to present financial position or results of operations in conformity with accounting principles generally accepted in the United States of America. The information in USDA/RD Form RD 1930-7 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in accordance with practices and instructions prescribed by USDA/RD.

This report is intended solely for filing with regulatory agencies and the United States Department of Agriculture/Rural Development and is not intended to be and should not be used by anyone other than these specific parties.



                                        /S/TATE,PROPP,BEGGS & SUGIMOTO
                                            An Accountancy Corporation


January 10, 2002
Sacramento, California

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      SUPPLEMENTAL INFORMATION REQUIRED FOR
                      2001 ANNUAL REPORTS FOR 515 PROJECTS


                        Requirement                                              Response

1.    Identity of interest.                                            See the audited financial statements of Yreka Investment
                                                                       Group, a California Limited Partnership, as of and for the
                                                                       year ended December 31, 2001, and the accompanying Note 7 -
                                                                       Related Party Transactions, to the audited financial
                                                                       statements dated January 10, 2002.

2.    Funds paid to management firm in excess of the approved
      management fee.                                                  $0

3.    Incumbrance of project accounts.                                 None

4.    Project accounts.                                                Cash, account #12589-08513 maintained at Bank of America,
                                                                       2885 Bell Road, Auburn, CA 95603, with a balance of $11,507, non-interest bearing.

                                                                       Tenant security deposits, account #12589-01408 maintained at
                                                                       Bank of America, 2885 Bell Road, Auburn, CA 95603, with a
                                                                       balance of $8,750, non-interest bearing.

                                                                       Taxes and insurance reserve, account #12587-01409 maintained at Bank of America, 2885 Bell Road, Auburn, CA 95603, with a balance of $5,850, interest at 1.0% annually.

                                                                       USDA/RD reserve, account #3150963973 maintained at Union
                                                                       Bank of California, 874 Lincoln Way, Auburn, CA 95603, with a balance of $4,472, interest at 1.50% annually.

                                                                       USDA/RD reserve, account #190002253 maintained at Bank of
                                                                       Sacramento, 1750 Howe Ave., Suite 100, Sacramento, CA 95825,
                                                                       with a balance of $83,549 interest at 1.40% annually.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      SUPPLEMENTAL INFORMATION REQUIRED FOR
                2001 ANNUAL REPORTS FOR 515 PROJECTS (CONTINUED)


                        Requirement                                              Response

4.    Project accounts (continued).                                    USDA/RD reserve, account #92-24126988, maintained at
                                                                       California Federal Bank, 2845 Bell Road, Auburn, CA 95603,
                                                                       with a balance of $52,696, interest at 1.88% annually.

5.    Total cash paid to owners in 2001.                               $3,696 return on investment was paid in 2001.  Of that
                                                                       amount, $3,200 was used to pay non-project expenses and
                                                                       liabilities and $496 was paid to the owners.

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      SUPPLEMENTAL INFORMATION REQUIRED FOR
                2001 ANNUAL REPORTS FOR 515 PROJECTS (CONTINUED)


Requirement/Response


6.    USDA/RD reserve activity.

The reserve account activity for the year ended December 31, 2001 is summarized below:

                                                                                              Actual              Required
                                                                                         -----------------    -----------------

     Required reserve balance, December 31, 2000                                                                $      133,608

     Actual reserve balance, December 31, 2000                                             $      133,138

     Required 2001 annual reserve deposit                                                                              20,160

     Required Reserve Adjustment deposit                                                                                2,074
       (See Adjustment to Reserve Requirement below)

     Actual 2001 reserve account deposit                                                          20,629

     Less 2001 authorized withdrawals:
        02/08  Reimburse legal fees                                  $
                                                                                602
        08/24  Replace carpet/vinyl                                           1,650
        08/24  Replace three stairways                                        4,990
        09/21  Replace refrigerator                                             480
        10/04  ADA transition plan                                              550
        12/12  Legal fees over budget                                         2,587
        12/17  Utilities over budget                                          2,191
                                                                     ----------------

     Total 2001 authorized withdrawals                                                           (13,050)             (13,050)
                                                                                         -----------------    -----------------

     Required reserve balance, December 31, 2001                                                                      142,792

     Actual reserve balance, December 31, 2001                                             $      140,717             140,717
                                                                                         =================    -----------------

     Underfunded                                                                                              $          2,075
                                                                                                              =================

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      SUPPLEMENTAL INFORMATION REQUIRED FOR
                2001 ANNUAL REPORTS FOR 515 PROJECTS (CONTINUED)




                              Requirement/Response



6.    USDA/RD reserve activity (continued).

      ADJUSTMENT TO RESERVE REQUIREMENT:

      Was Return to Owner earned?
                                                                                                                   Yes

A.       Were there any amount of net funds remaining (non-expended funds) from line items 2, 3, 4 or 9
           from Page 2 of Form 1930-7, exclusive of reserve expenditures?                                          Yes


                                                   Budgeted              Actual              Balance
                                               -----------------     ----------------    -----------------

               Item 2           Supply         $                     $         2,257     $
                                                          2,238                                      (19)
               Item 3           Contract                  3,217                  967               2,250
               Item 4           Painting                    287                  531                (244)
               Item 9           Furniture                 2,200                2,113                  87
                                                                                         -----------------


                                   Net                                                   $          2,074
                                                                                         =================



B.       Were any reserve funds used to items which would normally be classified under line 2, 3,4 or 9
           from page 2 of Form 1930-7, "MFH Project Budget"?                                                       Yes


                                                                                                                $7,120

           Enter the LESSER of (A) or (B) above                                                                 $2,074

                             YREKA INVESTMENT GROUP
                        A California Limited Partnership

                      SUPPLEMENTAL INFORMATION REQUIRED FOR
                2001 ANNUAL REPORTS FOR 515 PROJECTS (CONTINUED)


                              Requirement/Response


7.    Owners' return on investment.

      Total project operating income                                                                             $      174,130

      Less total project operating expenses                                                                            (104,655)
                                                                                                               -----------------

         Net project income                                                                                              69,475

      Less authorized capital improvements from USDA/RD reserve                                                         (13,050)

      Less debt service:
        Principal                                                                                                        (4,718)
        Interest                                                                                                        (33,487)

      Less required USDA/RD reserve contribution                                                                        (20,160)

      Add authorized USDA/RD reserve withdrawals                                                                         13,050
                                                                                                               -----------------

          Surplus cash - sub-total                                                                                       11,110

      Less Reserve Adjustment
        (Transfer is $2,075, net of underfunding)                                                                        (2,074)
                                                                                                               -----------------

           Surplus cash                                                                                        $          9,036
                                                                                                               =================

      Budgeted return on investment                                                                            $          3,696
                                                                                                               =================

      Available for distribution in 2002                                                                       $          3,696

      Less annual partnership management fee
        (Ronald Bettencourt)                                                                                             (2,400)
                                                                                                               -----------------

      Net available for distribution in 2002                                                                              1,296

      Ronald Bettencourt                                                                                                    (13)

      WNC California Housing                                                                                             (1,283)
                                                                                                               -----------------

                                                                                                               $
                                                                                                                              -
                                                                                                               =================

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



To the Partners
Yreka Investment Group
A California Limited Partnership

We have audited the financial statements of Yreka Investment Group, a California Limited Partnership, as of and for the year ended December 31, 2001, and have issued our report thereon dated January 10, 2002. We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.

Compliance
----------

As part of obtaining reasonable assurance about whether Yreka Investment Group's financial statements are free of material misstatement, we performed tests of its compliance with certain provisions of laws, regulations, contracts and grants, noncompliance with which could have a direct and material effect on the determination of financial statement amounts. However, providing an opinion on compliance with those provisions was not an objective of our audit and, accordingly, we do not express such an opinion. The results of our tests disclosed a certain immaterial instance of noncompliance which is described in
Note 4 to the audited financial statements dated January 10, 2002.

Internal Control Over Financial Reporting
-----------------------------------------

In planning and performing our audit, we considered Yreka Investment Group's internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control over financial reporting. Our consideration of the internal control over financial reporting would not necessarily disclose all matters in the internal control over financial reporting that might be material weaknesses. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control over financial reporting and its operation that we consider to be material weaknesses.

This report is intended solely for filing with regulatory agencies and the United States Department of Agriculture/Rural Development and is not intended to be and should not be used by anyone other than these specific parties.



                                       /S/TATE,PROPP,BEGGS & SUGIMOTO
                                          An Accountancy Corporation


January 10, 2002
Sacramento, California