Form 10-Q
period 2002-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2002-08-19
CIK 845750

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002

                                       OR


      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS , L.P.


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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__   No _X__

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets                                                         2
            June 30, 2002 and March 31, 2002

        Statements of Operations
            For the three months ended June 30, 2002 and 2001                  3

       Statement of Partners' Deficit
            For the three months ended June 30, 2002                           4

       Statements of Cash Flows
            For the three months ended June 30, 2002 and 2001                  5

       Notes to Financial Statements                                           6

       Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 11

       Item 3. Quantitative and Qualitative Disclosures About Market Risks    12

       Iten 4. Submission of Matters to a Vote of Security Holders            12

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                              12


       Item 6. Exhibits and Reports on Form 8-K                               12

       Signatures                                                             13

       Certification Pursuant To 18 U.S.C. Section 1350                       14

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                 See accompanying notes to financial statements


                                                                June 30, 2002                  March 31, 2002
                                                               -----------------             -------------------
                                                                 (unaudited)
ASSETS

Cash and cash equivalents                                    $          12,283             $             12,170
Investments in limited partnerships, net (Note 2)                      557,192                          600,843
                                                               ----------------              -------------------

                                                             $         569,475             $            613,013
                                                               ================              ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates                            $      1,211,769             $          1,180,524
                                                                ---------------             ---------------------
Commitments and contingencies

Partners' deficit:
 General partner                                                      (71,264)                         (70,516)
 Limited partners (10,000 units
  authorized, 7,450 units issued

  and outstanding)                                                   (571,030)                        (496,995)
                                                               ----------------              -------------------


    Total partners' deficit:                                         (642,294)                        (567,511)
                                                               ----------------              -------------------

                                                             $        569,475             $            613,013
                                                               ================              ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months ended June 30, 2002 and 2001
                                   (unaudited)


                                                                        2002                              2001
                                                                   Three Months                       Three Months
                                                             --------------------------         -------------------------

    Interest income                                        $                        24        $                      397
                                                             --------------------------         -------------------------


    Operating expenses:
      Amortization (Note 2)                                                      1,356                             1,356
      Asset management fees                                                     27,964                            27,964
      Legal and accounting                                                       3,799                             1,719
      Other                                                                      2,560                             2,459
                                                             --------------------------         -------------------------

        Total operating expenses                                                35,679                            33,498
                                                             --------------------------         -------------------------

    Loss from operations                                                       (35,655)                          (33,101)

    Equity in losses of
     limited partnerships (Note 2)                                             (39,128)                          (46,519)
                                                             --------------------------         -------------------------

    Net loss                                               $                   (74,783)        $                 (79,620)
                                                             ==========================         =========================

    Net loss allocated to:
      General partner                                      $                      (748)        $                    (796)
                                                             ==========================         =========================

      Limited partners                                     $                   (74,035)        $                 (78,824)
                                                             ==========================         =========================

    Net loss per limited partnership unit                                          (10)                              (11)
                                                             ==========================         =========================


    Outstanding weighted limited partner units                                   7,450                             7,450
                                                             ==========================         =========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2002
                                   (unaudited)


                                                            General              Limited
                                                            Partner             Partners               Total
                                                        -----------------     --------------     ------------------


Partners' deficit at March 31, 2002                   $         (70,516)    $     (496,995)    $         (567,511)


Net loss                                                           (748)           (74,035)               (74,783)
                                                        -----------------     --------------     ------------------


Partners' deficit at June 30, 2002                    $         (71,264)    $     (571,030)    $         (642,294)
                                                        =================     ==============     ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                                                    2002                    2001
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $             (74,783)    $         (79,620)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  1,356                 1,356
            Equity in losses of limited partnerships                                     39,128                46,519
            Change in accrued fees and expense due to
              General Partner and affiliates                                             31,245                31,342
                                                                            ---------------------     -----------------

                 Net cash used in operating activities                                   (3,054)                 (403)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           3,167                 2,075
                                                                            ---------------------     -----------------

                 Net cash provided by investing activities                                3,167                 2,075
                                                                            ---------------------     -----------------

    Net increase in cash and cash equivalents                                               113                 1,672

    Cash and cash equivalents, beginning of period                                       12,170                44,172
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $              12,283     $          45,844
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $             800
                                                                            =====================     =================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partners as the Partnership has no employees of its own.



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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from the investments in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partners.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2002, the Partnership had no cash equivalents.

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

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                      For the Three
                                                                    Months Ended June          For the Year Ended
                                                                        30, 2002                 March 31, 2002
                                                                   --------------------       ---------------------

          Investments per balance sheet,
            beginning of period                                  $            600,843       $             809,249
          Equity in losses of limited

            partnerships                                                      (39,128)                   (201,095)

          Distributions received                                               (3,167)                     (2,749)
          Amortization of paid

          acquisition fees and costs                                           (1,356)                     (4,562)
                                                                   --------------------       ---------------------
          Investments per  balance sheet,
            end of period                                        $            557,192       $             600,843
                                                                   ====================       =====================



Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2002                           2001
                                                                ---------------------           --------------------

               Revenues                                       $              484,000          $             473,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                             96,000                         99,000
                 Depreciation & amortization                                 159,000                        156,000
                 Operating expenses                                          349,000                        334,000
                                                                ---------------------           --------------------
                   Total expenses                                            604,000                        589,000
                                                                ---------------------           --------------------

               Net loss                                       $            (120,000)          $           (116,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (119,000)          $           (115,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (39,000)          $            (47,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred for each of the three months ended June 30, 2002 and 2001. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2002 and 2001.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                         June 30, 2002           March 31, 2002
                                                                       ------------------       -----------------

       Reimbursement for expenses paid by the General               $              5,131     $             1,850
          Partners and affiliates
       Asset management fee payable                                            1,206,638               1,178,674
                                                                       ------------------       -----------------

                                                                    $         $1,211,769     $         1,180,524
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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $12,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $557,000. Liabilities at June 30, 2002 primarily consisted of $1,212,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(75,000), reflecting a decrease of $5,000 from the $(80,000) net loss experienced for the three months ended June 30, 2001. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $8,000 to $(39,000) for the three months ended June 30, 2002 from $(47,000) for the three months ended June 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. The decrease in equity in losses of limited partnerships was offset by an increase in loss from operations of $3,000 for the three months ended June 30, 2002 to $(36,000), from $(33,000) for the three months ended June 30, 2001, due to a comparable increase in accounting expenses.

Cash Flows

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net increase in cash during the three months ended June 30, 2002 was $100 compared to a net increase in cash for the three months ended June 30, 2001 of $2,000. The change was due primarily to an increase in cash used by operating activities of $3,000 and a decrease in distributions from limited partnerships of $(1,000).

During the three months ended June 30, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $31,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4.  Submission of Matters to a Vote of Security Holders

The Consent Solicitation Statement dated June 1, 2002 was first sent to the Limited Partners on or about June 1, 2002.

The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by August 1, 2002 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 4,404 for the proposal, 640 against the proposal, and 165 abstentions.


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

Date:  July 11, 2002






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha, Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: July 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
July 11, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC California Housing Tax Credits, L.P. (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
July 11, 2002