Form 10-Q
period 2002-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2002-11-19
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                    For the Quarter Ended September 30, 2002



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets.........................................................2
            September 30, 2002 and March 31, 2002

        Statements of Operations
            For the three and six months ended September 30, 2002 and 2001.....3

       Statement of Partners' Deficit
            For the six months ended September 30, 2002........................4

       Statements of Cash Flows
            For the six months ended September 30, 2002 and 2001...............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................11

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....12

       Item 4. Controls and Procedures........................................12

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................13
       Item 4. Submission of Matters to a Vote of Security Holders............13
       Item 5. Other Information..............................................13
       Item 6. Exhibits and Reports on Form 8-K...............................13

       Signatures.............................................................14

       Certifications.........................................................15

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                 September 30, 2002            March 31, 2002
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                 5,640       $            12,170
Investments in limited partnerships, net (Note 2)                            530,098                   600,843
                                                               -----------------------       -------------------

                                                             $               535,738       $           613,013
                                                               =======================       ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates                            $             1,242,403       $         1,180,524
                                                               -----------------------       -------------------


Commitments and  contingencies
Partners' deficit:
 General partner                                                             (71,908)                  (70,516)
 Limited partners (10,000 units authorized,

   7,450 units issued and outstanding)                                      (634,757)                 (496,995)
                                                               -----------------------       -------------------


   Total partners' deficit:                                                 (706,665)                 (567,511)
                                                               -----------------------       -------------------

                                                             $               535,738       $           613,013
                                                               =======================       ===================


                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months ended September 30, 2002 and 2001
                                   (unaudited)


                                                 2002                   2002                    2001                2001
                                             Three Months            Six Months            Three Months          Six Months
                                          -------------------    --------------------    ------------------   ------------------

Interest income                         $                12    $                 36    $              214   $              611
Distribution income                                   1,584                   1,584                     -                    -
                                          -------------------    --------------------    ------------------   ------------------

                                                      1,596                   1,620                   214                  611

Operating expenses:
  Amortization (Note 2)                               1,356                   2,712                 1,356                2,712
  Asset management fees                              27,964                  55,928                27,963               55,927
  Legal and accounting                               10,576                  14,375                11,425               13,144
  Other                                                 332                   2,892                   622                3,081
                                          -------------------    --------------------    ------------------   ------------------

    Total operating expenses                         40,228                  75,907                41,366               74,864
                                          -------------------    --------------------    ------------------   ------------------

Loss from operations                                (38,632)                (74,287)              (41,152)             (74,253)

Equity in losses of
 limited partnerships (Note 2)                      (25,739)                (64,867)              (67,181)            (113,700)
                                          -------------------    --------------------    ------------------   ------------------

Net loss                                $           (64,371)   $           (139,154)   $         (108,333)  $         (187,953)
                                          ===================    ====================    ==================   ==================

Net loss allocated to:
  General partner                       $              (644)   $             (1,392)   $           (1,084)  $           (1,880)
                                          ===================    ====================    ==================   ==================

  Limited partners                      $           (63,727)   $           (137,762)   $         (107,249)  $         (186,073)
                                          ===================    ====================    ==================   ==================

Net loss per limited partnership unit                    (8)                    (18)                  (14)                 (25)
                                          ===================    ====================    ==================   ==================

Outstanding weighted limited partner
units                                                 7,450                   7,450                 7,450                7,450
                                          ===================    ====================    ==================   ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2002
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2002                   $         (70,516)    $       (496,995)  $         (567,511)


Net loss                                                         (1,392)            (137,762)            (139,154)
                                                        -----------------     ----------------   ------------------


Partners' deficit at September 30, 2002               $         (71,908)    $       (634,757)  $         (706,665)
                                                        =================     ================   ==================


                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                                                    2002                    2001
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $            (139,154)    $        (187,953)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  2,712                 2,712
            Equity in losses of limited partnerships                                     64,867               113,700
            Change in accrued fees and expense due to
              General Partner and affiliates                                             61,879                50,877
                                                                            ---------------------     -----------------

                 Net cash used in operating activities                                   (9,696)              (20,664)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           3,166                 2,979
                                                                            ---------------------     -----------------

                 Net cash provided by investing activities                                3,166                 2,979
                                                                            ---------------------     -----------------

    Net decrease in cash and cash equivalents                                            (6,530)              (17,685)

    Cash and cash equivalents, beginning of period                                       12,170                44,172
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $               5,640     $          26,487
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $             800
                                                                            =====================     =================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

                                        6

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from the investments in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partners.

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

  WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2002, the Partnership had no cash equivalents.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six Months Ended          For the Year Ended
                                                                September 30, 2002               March 31, 2002
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                  600,843       $             809,249
          Equity in losses of limited
            partnerships                                                      (64,867)                   (201,095)

          Distributions received                                               (3,166)                     (2,749)
          Amortization of paid
          acquisition fees and costs                                           (2,712)                     (4,562)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                  530,098       $             600,843
                                                             ==========================       =====================



Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2002                           2001
                                                                ---------------------           --------------------

               Revenues                                       $             968,000           $            945,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           193,000                        198,000
                 Depreciation & amortization                                318,000                        312,000

                 Operating expenses                                         697,000                        668,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,208,000                      1,178,000
                                                                ---------------------           --------------------

               Net loss                                       $            (240,000)          $           (233,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (237,000)          $           (230,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (65,000)          $           (114,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 and $55,927 were incurred in the six months ended September 30, 2002 and 2001, respectively. The Partnership paid the General Partners and or their affiliates $0 and $2,430 of those fees during the six months ended September 30, 2002 and 2001, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                    September 30, 2002           March 31, 2002
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General           $
          Partners and affiliates                                                  7,800     $             1,850
       Asset management fee payable                                            1,234,602               1,178,674
                                                                   ----------------------       -----------------

                                                                $              1,242,402     $         1,180,524
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $6,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $530,000. Liabilities at September 30, 2002 primarily consisted of $1,235,000 of accrued asset management fees due to the General Partner.

Results of Operations

Three  Months  Ended  September  30,  2002  Compared to the Three  Months  Ended
September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(64,000), reflecting a decrease of $44,000 from the $(108,000) net loss experienced for the three months ended September 30, 2001. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $41,000 to $(26,000) for the three months ended September 30, 2002 from $(67,000) for the three months ended September 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $3,000 for the three months ended September 30, 2002 to $(38,000), from $(41,000) for the three months ended September 30, 2001, due to an increase in distribution income of approximately $2,000 and a decrease in legal and accounting expenses of $1,000.

Six Months Ended September 30, 2002 Compared to the Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(139,000), reflecting a decrease of $49,000 from the $(188,000) net loss experienced for the six months ended September 30, 2001. The decline in net loss is due to equity in losses from limited partnerships which declined by $49,000 to $(65,000) for the six months ended September 30, 2002 from $(114,000) for the six months ended September 30, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Six months Ended September 30, 2002 Compared to Six months Ended September 30, 2001. Net decrease in cash during the six months ended September 30, 2002 was $(7,000) compared to a net decrease in cash for the six months ended September 30, 2001 of $(18,000). The change was due primarily to a decrease in cash used by operating activities of $(11,000).

During the six months ended September 30, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $62,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2003.



Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE
Item 4.   Submission of Matters to a Vote of Security Holders

          The Consent Solicitation Statement dated June 1, 2002 was first sent to the Limited Partners on or about June 1, 2002.

          The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by August 1, 2002 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 4,438 for the proposal, 640 against the proposal, and 165 abstentions.

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.

1.        NONE

(b)       Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ----------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  November 11, 2002






By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 11, 2002

                                 CERTIFICATIONS

I,     Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/  Wilfred N. Cooper, Jr.
---------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

         I, Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President - Chief Financial Officer of WNC & Associates, Inc.