Form 10-Q
period 2002-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2003-02-12
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended December 31, 2002


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            December 31, 2002 and March 31, 2002.............................. 2

        Statements of Operations
            For the three and nine months ended December 31, 2002 and 2001.... 3

       Statement of Partners' Deficit
            For the nine months ended December 31, 2002  ......................4

       Statements of Cash Flows
            For the nine months ended December 31, 2002 and 2001...............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................11

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

       Item 6. Exhibits and Reports on Form 8-K...............................13

       Signatures.............................................................14

       Certifications.........................................................15

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 December 31, 2002             March 31, 2002
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                 5,647       $            12,170
Investments in limited partnerships, net (Note 2)                            503,004                   600,843
                                                               -----------------------       -------------------

                                                             $               508,651       $           613,013
                                                               =======================       ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates                            $             1,273,276       $         1,180,524
                                                               -----------------------       -------------------


Commitments and  contingencies
Partners' deficit:
 General partner                                                             (72,487)                  (70,516)
 Limited partners (10,000 units authorized,

   7,450 units issued and outstanding)                                      (692,138)                 (496,995)
                                                               -----------------------       -------------------


   Total partners' deficit:                                                 (764,625)                 (567,511)
                                                               -----------------------       -------------------

                                                             $               508,651       $           613,013
                                                               =======================       ===================

                  See accompanying notes to financial statement

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months ended December 31, 2002 and 2001
                                   (unaudited)

                                                 2002                   2002                    2001                  2001
                                             Three Months            Nine Months           Three Months            Nine Months
                                          -------------------    --------------------    ------------------    --------------------

Interest income                         $                 7    $                 43    $               85    $                696
Distribution income                                       -                   1,584                     -                       -
                                          -------------------    --------------------    ------------------    --------------------

                                                          7                   1,627                    85                     696
                                          -------------------    --------------------    ------------------    --------------------

Operating expenses:
  Amortization (Note 2)                               1,356                   4,068                 1,176                   3,888
  Asset management fees                              27,964                  83,892                27,963                  83,890
  Legal and accounting                                2,320                  16,695                 2,063                  15,207
  Other                                                 589                   3,481                 1,636                   4,717
                                          -------------------    --------------------    ------------------    --------------------

    Total operating expenses                         32,229                 108,136                32,838                 107,702
                                          -------------------    --------------------    ------------------    --------------------

Loss from operations                                (32,222)               (106,509)              (32,753)               (107,006)

Equity in losses of
  limited partnerships (Note 2)                     (25,738)                (90,605)              (48,103)               (161,803)
                                          -------------------    --------------------    ------------------    --------------------

Net loss                                $           (57,960)   $           (197,114)   $          (80,856)   $           (268,809)
                                          ===================    ====================    ==================    ====================

Net loss allocated to:
  General partner                       $              (579)   $             (1,971)   $             (808)   $             (2,688)
                                          ===================    ====================    ==================    ====================

  Limited partners                      $           (57,381)   $           (195,143)   $          (80,048)   $           (266,121)
                                          ===================    ====================    ==================    ====================

Net loss per limited partnership unit   $                (8)   $                (26)   $              (11)   $               (36)
                                          ===================    ====================    ==================    ===================

Outstanding weighted limited
  partner units                                       7,450                   7,450                 7,450                  7,450
                                          ===================    ====================    ==================    ===================

             See accompanying notes to financial statement

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2002                   $         (70,516)    $       (496,995)  $         (567,511)

Net loss                                                         (1,971)            (195,143)            (197,114)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2002                $         (72,487)            (692,138)  $         (764,625)
                                                        =================     ================   ==================

                  See accompanying notes to financial statement
                                       4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                                    2002                    2001
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $            (197,114)    $        (268,809)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  4,068                 3,888
            Equity in losses of limited partnerships                                     90,605               161,803
            Change in accrued fees and expense due to
              General Partner and affiliates                                             92,752                70,189
                                                                            ---------------------     -----------------

                 Net cash used in operating activities                                   (9,689)              (32,929)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           3,166                 2,979
                                                                            ---------------------     -----------------

                 Net cash provided by investing activities                                3,166                 2,979
                                                                            ---------------------     -----------------

    Net decrease in cash and cash equivalents                                           (6,523)               (29,950)

    Cash and cash equivalents, beginning of period                                       12,170                44,172
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $               5,647     $          14,222
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $             800
                                                                            =====================     =================

                  See accompanying notes to financial statement

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2002, the Partnership had no cash equivalents.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of this statement is not expected to have a material effect on the Partnership's financial statements

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented:

                                                                For the Nine Months            For the Year Ended
                                                                       Ended
                                                                 December 31, 2002               March 31, 2002
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                  600,843       $             809,249
          Equity in losses of limited
            partnerships                                                      (90,605)                   (201,095)
          Distributions received                                               (3,166)                     (2,749)
          Amortization of paid
            acquisition fees and costs                                         (4,068)                     (4,562)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                  503,004       $             600,843
                                                             ==========================       =====================



Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:



                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2002                           2001
                                                                ---------------------           --------------------

               Revenues                                       $           1,452,000           $          1,418,000
                                                                ---------------------           --------------------

               Expenses

                 Interest expense                                           289,000                        297,000

                 Depreciation & amortization                                477,000                        468,000

                 Operating expenses                                       1,045,000                      1,002,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,811,000                      1,767,000
                                                                ---------------------           --------------------

               Net loss                                       $            (359,000)          $           (349,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (356,000)          $           (345,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (91,000)          $           (162,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,892 and $83,890 were incurred in the nine months ended December 31, 2002 and 2001, respectively. The Partnership paid the General Partners and or their affiliates $0 and $2,430 of those fees during the nine months ended December 31, 2002 and 2001, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                     December 31, 2002           March 31, 2002
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners and affiliates                               $                 10,710     $             1,850
       Asset management fee payable                                            1,262,566               1,178,674
                                                                   ----------------------       -----------------

                                                                $              1,273,276     $         1,180,524
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least January 1, 2004

NOTE 4 - INCOME TAXES
---------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $6,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $503,000. Liabilities at December 31, 2002 primarily consisted of $1,273,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(58,000), reflecting a decrease of $23,000 from the $(81,000) net loss experienced for the three months ended December 31, 2001. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $22,000 to $(26,000) for the three months ended December 31, 2002 from $(48,000) for the three months ended December 31, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $1,000 for the three months ended December 31, 2002 to $(32,000), from $(33,000) for the three months ended December 31, 2001, due to a decrease in other expenses.

Nine Months Ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(197,000), reflecting a decrease of $72,000 from the $(269,000) net loss experienced for the nine months ended December 31, 2001. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $71,000 to $(91,000) for the nine months ended December 31, 2002 from $(162,000) for the nine months ended December 31, 2001. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2002. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Along with the decrease in equity in losses of limited partnerships, loss from operations decreased by $1,000 for the three months ended December 31, 2002 to $(106,000), from $(107,000) for the three months ended December 31, 2001, due to an increase in distribution income of approximately $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Nine months Ended December 31, 2002 Compared to Nine months Ended December 31, 2001. Net decrease in cash during the nine months ended December 31, 2002 was $(7,000) compared to a net decrease in cash for the nine months ended December 31, 2001 of $(30,000). The change was due primarily to a decrease in cash used by operating activities of $(23,000).

During the nine months ended December 31, 2002, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $93,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least April 1, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

 Item 6.  Exhibits and Reports on Form 8-K

 (a)      Reports on Form 8-K.
          ---------------------

 1.       NONE

 (b)      Exhibits.
          ----------

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  February 11, 2003






By:  /s/ Thomas J. Riha
     -------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 11, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     By: /s/ Wilfred N. Cooper, Jr.
         --------------------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 11, 2003


     By: /s/ Thomas J. Riha
         -------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.