Form 10-K
period 2003-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2003-06-26
CIK 845750

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2003

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
  Yes          No     X
 ------      -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 15, 1988 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date, no properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:



                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------


                                   Philip R. Hammond,
Alta Vista           Orosi,        Jr. and Diane M.
Investors            California    Hammond              $    583,000     $  583,000     42       95%   $   1,274,000    $  1,423,000

BCA                  Anderson,     Douglas W.
Associates           California    Young                     514,000        514,000     40      100%       1,105,000       1,412,000

                                   David J. Michael,
                                   Patrick R.
                                   Sabelhaus and
Cloverdale                         Professional
Garden               Cloverdale,   Apartment
Apartments           California    Management                617,000        617,000     34      100%       1,387,000       1,625,000


                                   Philip R. Hammond,
Countryway           Mendota,      Jr. and Diane M.
Associates           California    Hammond                   571,000        571,000     41       98%       1,162,000       1,463,000

                                   David J. Michael
                                   and Professional
East Garden          Jamestown,    Apartment
Apartments           California    Management                770,000        770,000     51      100%       1,772,000       2,138,000

                     Shafter,      Douglas W.
HPA                  California    Young                     538,000        538,000     42      100%       1,223,000       1,500,000

Knights              Knights
Landing              Landing,      Douglas W. Young
Harbor               California    and Diane L. Young        275,000        275,000     25      100%         446,000         974,000



                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------


                                   Philip R. Hammond,
Midland Manor        Mendota,      Jr. and Diane M.
Associates           California    Hammond                   383,000        383,000     40       90%         668,000       1,417,000

                                   Richard Parasol
San Jacinto          San Jacinto,  and Richard A.
Associates           California    Gullota                   469,000        469,000     38      100%         830,000       1,770,000

                                   Thomas G. Larson,
                                   William H. Larson
Woodlake             Woodlake,     and Raymond L.
Manor                California    Tetzlaff                  545,000        545,000     44       97%       1,146,000       1,442,000


Yreka Investment     Yreka,        Ronald D.
Group                California    Bettencourt               538,000        538,000     36       97%       1,174,000       1,457,000
                                                         ------------   ------------  -------   ----   --------------  -------------

                                                         $ 5,803,000    $ 5,803,000    433       98%   $  12,187,00    $  16,621,000
                                                         ============   ============  =======   ====   ==============  =============




                                  ----------------------------------------------
                                      For the Year Ended December 31, 2002
                                  ----------------------------------------------
                                                                                       Low Income Housing Credits
        Partnership Name              Rental Income        Net Income (Loss)            Allocated to Partnership
--------------------------------------------------------------------------------     --------------------------------

Alta Vista Investors                           $ 168,000             $ (78,000)                                  99%

BCA Associates                                   163,000               (30,000)                                  99%

Cloverdale Garden Apartments                     208,000                 4,000                                   99%

Countryway Associates                            170,000               (72,000)                                  99%

East Garden Apartments                           249,000               (44,000)                                  99%

HPA Investors                                    177,000               (38,000)                                  99%

Knights Landing Harbor                           125,000               (21,000)                                  99%

Midland Manor Associates                         157,000               (58,000)                                  99%

San Jacinto Associates                           213,000               (14,000)                                  99%

Woodlake Manor                                   187,000               (52,000)                                  99%

Yreka Investment Group                           171,000               (33,000)                                  99%
                                            ------------            -----------

                                             $ 1,988,000            $ (436,000)
                                            ============            ===========

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

(b)  At March 31, 2003, there were 688 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                        March 31                                   December 31
                           --------------------------------------------------------------------   ---------------
                              2003          2002          2001          2000           1999            1998
                           -----------   -----------   -----------   ------------   -----------   ---------------

ASSETS
Cash and cash
  equivalents            $        734  $     12,170  $     44,172  $      47,877  $     61,123  $         66,028
Investments in limited
  partnerships, net           453,314       600,843       809,249      1,187,690     1,508,351         1,595,464
                           -----------   -----------   -----------   ------------   -----------   ---------------

                         $    454,048  $    613,013  $    853,421  $   1,235,567  $  1,569,474  $      1,661,492
                           ===========   ===========   ===========   ============   ===========   ===============
LIABILITIES
Accrued fees and
  expenses due to
  general partner and
  affiliates             $  1,300,219  $  1,180,524  $  1,080,521  $     957,395  $    848,503  $        820,365

PARTNERS' EQUITY
(DEFICIT)                    (846,171)     (567,511)     (227,100)       278,172       720,971           841,127
                           -----------   -----------   -----------   ------------   -----------   ---------------
                         $    454,048  $    613,013  $    853,421  $   1,235,567  $  1,569,474  $      1,661,492
                           ===========   ===========   ===========   ============   ===========   ===============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                                                 For the Year
                                          For the Years Ended                    For the Three Months Ended          Ended
                                               March 31                                   March 31               December 31
                          ----------------------------------------------------   ----------------------------    -------------
                            2003          2002         2001           2000          1999            1998             1998
                          ----------    ----------   ----------    -----------   ------------   -------------    -------------
                                                                                                 (Unaudited)
Loss from operations    $  (139,721)$    (139,316)$   (146,597)$     (142,543)$      (37,519)$       (32,603) $      (144,721)
Equity in loss from
  limited partnerships     (138,939)     (201,095)    (358,675)      (300,256)       (82,637)       (104,625)        (388,158)
                          ----------    ----------   ----------    -----------   ------------   -------------    -------------
Net loss                $  (278,660)$    (340,411)$   (505,272)$     (442,799)$     (120,156)$      (137,228) $      (532,879)
                          ==========    ==========   ==========    ===========   ============   =============    =============
Net loss allocated to:
   General partners     $    (2,787)$      (3,404)$     (5,053)$       (4,428)$       (1,202)$        (1,372) $        (5,329)
                          ==========    ==========   ==========    ==========    ==========     =============    =============
   Limited partners     $  (275,873)$    (337,007)$   (500,219)$     (438,371)$     (118,954)$      (135,856) $      (527,550)
                          ==========    ==========   ==========    ==========    ==========     =============    =============
Net loss per limited
  partner unit          $    (37.03)$      (45.24)$     (67.14)$       (58.84)$       (15.97)$        (18.24) $        (70.81)
                          ==========    ==========   ==========    ==========    ==========     =============    =============
Outstanding weighted          7,450         7,450        7,450          7,450          7,450           7,450            7,450
  limited partner units   ==========    ==========   ==========    ===========   ============   =============    =============


                                                   For the Year
                                            For the Years Ended                       For the Years Ended              Ended
                                                 March 31                                Ended March 31            December 31
                           ------------------------------------------------------  ----------------------------    ------------
                              2003          2002          2001           2000          1999           1998            1998
                           -----------    ----------    ----------    -----------  -------------   ------------    ------------
                                                                                                   (Unaudited)
Net cash provided by
 (used in):
   Operating activities  $    (14,602)$     (34,751)$      (8,569)$      (18,747)$       (5,655) $         546   $     (15,377)
   Investing activities         3,166         2,749         4,864          5,501            750            535           3,296
                           -----------    ----------    ----------    -----------  -------------   ------------    ------------

Net change in cash and
  cash equivalents            (11,436)      (32,002)       (3,705)      (13,246)         (4,905)         1,081         (12,081)

Cash and cash
  equivalents,
  beginning of period          12,170        44,172        47,877         61,123         66,028         78,109          78,109
                           -----------    ----------    ----------    -----------  -------------   ------------    ------------

Cash and cash
  equivalents, end of
  period                 $        734 $      12,170 $      44,172   $     47,877 $       61,123  $      79,190   $      66,028
                           ===========    ==========    ==========    ===========  =============   ============    ============

Low Income Housing Credit per Unit was as follows for the years ended December 31:

                                                2002           2001           2000           1999           1998
                                             ------------   ------------   ------------   ------------   ------------
Federal                                    $           1  $          16  $          59  $          99             99

State                                                  -              -              -              -              -
                                             ------------   ------------   ------------   ------------   ------------
Total                                      $           1  $          16  $          59  $          99  $          99
                                             ============   ============   ============   ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the

Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $700 in cash and aggregate investments in the eleven Local Limited Partnerships of $453,000. Liabilities at March 31, 2003 primarily consisted of $1,291,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(279,000), reflecting a decrease of $61,000 from the net loss experienced for the year ended March 31, 2002. The decrease in net loss is primarily due to equity in losses from limited partnerships which decreased by $62,000 to $(139,000) for the year ended March 31, 2003 from $(201,000) for the year ended March 31, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Equity in losses of limited partnerships included a portion relating to the reduction of the net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(11,000), compared to net cash used for the year ended March 31, 2002 of $(32,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(32,000), compared to net cash used for the year ended March 31, 2001 of $(4,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

During the years ended March 31, 2003, 2002 and 2001, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $120,000, $100,000 and $123,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2004.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2003:

                                     2004         2005       2006        2007       2008     Thereafter        Total

                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------
Asset Management Fees (1)        $ 1,412,074  $  111,855 $  111,855  $  111,855 $  111,855 $   3,243,795   $ 5,103,289
Capital Contributions Payable
   to Lower Tier Partnerships              -           -          -           -          -             -             -
                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------
Total contractual cash
   obligations                   $ 1,412,074  $  111,855 $  111,855  $  111,855 $  111,855 $   3,243,795   $ 5,103,289
                                   ==========   =========  =========   =========  =========  ============    ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 2 and 3 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date, no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

               Report of Independent Certified Public Accountants


To the Partners
WNC California Housing Tax Credits, L.P.



We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 80% and 79% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 83%, 88% and 78% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 3 to the financial statements, WNC and Associates, Inc., the general partner of the Partnership, has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2004.




                                          /s/  BDO SEIDMAN, LLP

Costa Mesa, California
May 2, 2003

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                               March 31
                                                                                     ------------------------------
                                                                                         2003             2002
                                                                                     --------------   -------------
ASSETS

Cash and cash equivalents                                                          $           734  $       12,170
Investments in limited partnerships, net (Notes 2 and 3)                                   453,314         600,843
                                                                                     --------------   -------------

                                                                                   $       454,048  $      613,013
                                                                                     ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                           $     1,300,219  $    1,180,524

Commitments and contingencies

Partners' deficit:
    General partners                                                                       (73,303)        (70,516)
    Limited partners (10,000 units authorized; 7,450 units
     issued and outstanding)                                                              (772,868)       (496,995)
                                                                                     --------------   -------------

      Total partners' deficit                                                             (846,171)       (567,511)
                                                                                     --------------   -------------

                                                                                   $       454,048  $      613,013
                                                                                     ==============   =============

                 See accompanying notes to financial statements
                                       17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                              For the Years Ended March 31
                                                      ----------------------------------------------
                                                          2003             2002            2001
                                                      --------------    ------------    ------------

Interest income                                     $            46   $         720   $       1,836
Distribution income                                           1,584           1,584           1,584
                                                      --------------    ------------    ------------

Total income                                                  1,630           2,304           3,420
                                                      --------------    ------------    ------------
Operating expenses:
   Amortization (Notes 2 and 3)                               5,424           4,562          14,902
   Asset management fees (Note 3)                           111,855         111,854         111,856
   Legal and accounting                                      18,795          18,957          17,995
   Office                                                     5,277           6,247           5,264
                                                      --------------    ------------    ------------
    Total operating expenses                                141,351         141,620         150,017
                                                      --------------    ------------    ------------
Loss from operations                                       (139,721)       (139,316)       (146,597)

Equity in losses of limited
    partnerships (Note 2)                                  (138,939)       (201,095)       (358,675)
                                                      --------------    ------------    ------------

Net loss                                            $      (278,660)  $    (340,411)  $    (505,272)
                                                      ==============    ============    ============
Net loss allocated to:
   General partners                                 $        (2,787)  $      (3,404)  $      (5,053)
                                                      ==============    ============    ============
   Limited partners                                 $      (275,873)  $    (337,007)  $    (500,219)
                                                      ==============    ============    ============
Net loss per limited partnership unit               $        (37.03)  $      (45.24)  $      (67.14)
                                                      ==============    ============    ============
Outstanding weighted limited partner units                    7,450           7,450           7,450
                                                      ==============    ============    ============

                 See accompanying notes to financial statements
                                       18

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------
Partners' equity (deficit) at March 31, 2000              $        (62,059)  $        340,231   $        278,172

Net loss                                                            (5,053)          (500,219)          (505,272)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2001                                (67,112)          (159,988)          (227,100)

Net loss                                                            (3,404)          (337,007)          (340,411)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2002                                (70,516)          (496,995)          (567,511)

Net loss                                                            (2,787)          (275,873)          (278,660)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2002                       $        (73,303)  $       (772,868)  $       (846,171)
                                                            ===============     ===============    ===============

                 See accompanying notes to financial statements
                                       19

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                 For the Years Ended March 31
                                                          -------------------------------------------
                                                             2003            2002            2001
                                                          ------------    ------------    -----------
Cash flows from operating activities:
   Net loss                                             $    (278,660)  $    (340,411)  $   (505,272)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                               5,424           4,562         14,902
     Equity in losses of limited partnerships                 138,939         201,095        358,675
     Change in accrued fees and expenses due to
       General Partner and affiliates                         119,695         100,003        123,126
                                                          ------------    ------------    -----------
Net cash used in operating activities                         (14,602)        (34,751)        (8,569)
                                                          ------------    ------------    -----------
Cash flows provided by investing activities:
   Distributions from limited partnerships                      3,166           2,749          4,864
                                                          ------------    ------------    -----------
Net decrease in cash and cash equivalents                     (11,436)        (32,002)        (3,705)

Cash and cash equivalents, beginning of period                 12,170          44,172         47,877
                                                          ------------    ------------    -----------
Cash and cash equivalents, end of period                $         734   $      12,170   $     44,172
                                                          ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                          $         800   $         800   $        800
                                                          ============    ============    ===========

                 See accompanying notes to financial statements
                                       20

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. No properties in the Partnership have been selected.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 3).

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in eleven Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002, are approximately $891,000 and $571,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2003 and 2002, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2003, 2002 and 2001, amounting to approximately $282,000, $276,000 and $116,000, respectively, have not been recognized. As of March 31, 2002, the aggregate share of net losses not recognized by the Partnership amounted to $832,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years
                                                                           Ended March 31
                                                             -------------------------------------------
                                                                2003            2002           2001
                                                             ------------    -----------    ------------
Investments per balance sheet, beginning of period         $     600,843   $    809,249   $   1,187,690
Equity in losses of limited partnerships                        (138,939)      (201,095)       (358,675)
Distributions received                                            (3,166)        (2,749)         (4,864)
Amortization of paid acquisition fees and costs                   (5,424         (4,562)        (14,902)
                                                             ------------    -----------    ------------
Investments per balance sheet, end of period               $     453,314   $    600,843   $     809,249
                                                             ============    ===========    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2002 and 2001 of $7,961,000 and
   $7,304,000, respectively)                                                  $     13,955,000   $     14,501,000
Land                                                                                 1,484,000          1,484,000
Other assets                                                                         1,556,000          1,513,000
                                                                                ---------------    ---------------

                                                                              $     16,995,000   $     17,498,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     16,621,000   $     16,675,000
Due to related parties                                                                 347,000            347,000
Other liabilities                                                                      213,000            178,000
                                                                                ---------------    ---------------

                                                                                    17,181,000         17,200,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                                              (438,000)            30,000
Other partners                                                                         252,000            268,000
                                                                                ---------------    ---------------

                                                                                      (186,000)           298,000
                                                                                ---------------    ---------------

                                                                              $     16,995,000   $     17,498,000
                                                                                ===============    ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002                2001               2000
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      2,067,000    $      1,936,000   $      1,891,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             1,460,000           1,394,000          1,336,000
  Interest expense                                                 386,000             385,000            396,000
  Depreciation and amortization                                    657,000             636,000            625,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                2,503,000           2,415,000          2,357,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (436,000)   $       (479,000)  $       (466,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (432,000)   $       (474,000)  $       (461,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $       (139,000)   $       (201,000)  $       (359,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $359,107 and $329,564, as of March 31, 2003 and 2002, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2003, $24,119, $24,375 and $80,140 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2003, 2002 and 2001, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

          Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $32,018 which have been included in investments in limited partnerships and were fully amortized at March 31, 2003.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages, for the life of the Partnership. Management fees of $111,855, $111,854 and $111,856 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $0, $2,430 and $0 was paid during the years ended March 31, 2003, 2002 and 2001, respectively.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated:

                                                                                                March 31
                                                                                      -----------------------------
                                                                                         2003            2002
                                                                                      ------------   --------------

Reimbursement for expenses paid by the General Partners
   or an affiliate                                                                  $       9,690  $         1,850

Asset management fee payable                                                            1,290,529        1,178,674
                                                                                      ------------   --------------

Total                                                                               $   1,300,219  $     1,180,524
                                                                                      ============   ==============

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2004.

NOTE 4 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003

Income                                $              -    $          2,000   $              -    $              -

Operating expenses                             (36,000)            (40,000)           (32,000)            (33,000)

Equity in losses of limited
     partnerships                              (39,000)            (26,000)           (26,000)            (48,000)

Net loss                                       (75,000)            (64,000)           (58,000)            (81,000)

Loss available to limited partners             (74,000)            (64,000)           (57,000)            (81,000)

Loss per limited partner unit                      (10)                 (8)                (8)                (11)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $              -    $              -   $              -    $          2,000

Operating expenses                             (33,000)            (41,000)           (33,000)            (35,000)

Equity in losses of limited
     partnerships                              (47,000)            (67,000)           (48,000)            (39,000)

Net loss                                       (80,000)           (108,000)           (81,000)            (72,000)

Loss available to limited partners             (79,000)           (107,000)           (80,000)            (71,000)

Loss per limited partner unit                      (11)                (14)               (11)                (10)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 57, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit Committee Financial Expert
     --------------------------------

     Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000 were incurred during each of the years ended March 31, 2003, 2002 and 2001. The Partnership paid the General Partners and or their affiliates $0, $3,000 and $0 of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $15,000, $34,000 and $4,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $60, $1,100 and $3,800 for Associates and $7, $120 and $420 for Mr. Cooper for the calendar years ended December 31, 2002, 2001 and 2000, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable.

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

No person is known to the General Partners to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partners, their affiliates, nor any of the officers or directors of the corporate General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partners manage all of the Partnership's affairs. The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:
       ------------------------------------------------

       Report of Independent Certified Public Accountants
       Balance Sheets, March 31, 2003 and 2002
       Statements of Operations for the years ended March 31, 2003, 2002 and
         2001
       Statements of Partners' Equity (Deficit) for the years ended March 31,
         2003, 2002 and 2001
       Statements of Cash Flows for the years ended March 31, 2003, 2002 and
         2001
       Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       ----------------------------------------------------------

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       --------------------

1.     NONE.

(c)    Exhibits.
       ---------

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

99.1   Certification  of the Principal  Executive  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2   Certification  of the Principal  Financial  Officer pursuant to 18 U.S.C.
       section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial Statements of Yreka Investment Group, as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors' Report thereon; filed as exhibit 99.3 on Form 10-k dated March 31, 2002; a significant subsidiary of the Partnership.

99.4 Financial Statements of Yreka Investment Group, as of and for the years ended December 31, 2002 and 2001 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

       Report of Independent Certified Public Accountants on Financial Statement Schedules






To the Partners
California Housing Tax Credits, L.P.


The audits referred to in our report dated May 2, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                               /s/  BDO SEIDMAN, LLP


Costa Mesa, California
May 2, 2003

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                          ------------------------------------------- ----------------------------------------------
                                                  As of March 31, 2003                             As of December 31, 2002
                                          ------------------------------------------- ----------------------------------------------
                                           Partnership's Total      Amount of      Encumbrances of  Property
                                           Investment in Local    Investment Paid  Local Limited    and      Accumulated    Net Book
   Partnership Name      Location          Limited Partnerships      to Date       Partnerships     Equipment Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista
Investors                Orosi,
                         California            $    583,000    $   583,000     $  1,423,000  $  2,124,000   $   935,000 $  1,189,000

BCA Associates           Anderson,
                         California                 514,000        514,000        1,412,000     2,049,000       662,000    1,387,000

Cloverdale Garden        Cloverdale,
Apartments               California                 617,000        617,000        1,625,000     2,163,000       597,000    1,566,000

Countryway               Mendota,
Associates               California                 571,000        571,000        1,463,000     2,175,000       978,000    1,197,000

East Garden              Jamestown,
Apartments               California                 770,000        770,000        2,138,000     2,923,000       799,000    2,124,000

HPA                      Shafter,
Investors                California                 538,000        538,000        1,500,000     2,203,000       710,000    1,493,000

Knights                  Knights
Landing                  Landing,
Harbor                   California                 275,000        275,000          974,000     1,371,000       440,000      931,000

Midland Manor            Mendota,
Associates               California                 383,000        383,000        1,417,000     1,862,000       771,000    1,091,000

San Jacinto              San Jacinto,
Associates               California                 469,000        469,000        1,770,000     2,349,000       542,000    1,807,000

Woodlake                 Woodlake,
Manor                    California                 545,000        545,000        1,442,000     2,137,000       962,000    1,175,000

Yreka Investment         Yreka,
Group                    California                 538,000        538,000        1,457,000     2,044,000       565,000    1,479,000
                                               -------------   ------------    ------------- ------------   ----------- ------------

                                               $  5,803,000    $ 5,803,000     $ 16,621,000  $ 23,400,000   $ 7,961,000 $ 15,439,000
                                               =============   ============    ============= =============  ============ ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                       ---------------------------------------------------------------------------------------------
                                                              For the year ended December 31, 2002
                                       ---------------------------------------------------------------------------------------------
                                                       Net Income          Year Investment                        Estimated Useful
          Partnership Name             Rental Income      (Loss)               Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                    $   168,000        $ (78,000)           1989               Completed                    27.5

BCA Associates                              163,000          (30,000)           1989               Completed                      40

Cloverdale Garden Apartments                208,000            4,000            1989               Completed                      40

Countryway Associates                       170,000          (72,000)           1989               Completed                    27.5

East Garden Apartments                      249,000          (44,000)           1989               Completed                      40

HPA Investors                               177,000          (38,000)           1989               Completed                      40

Knights Landing Harbor                      125,000          (21,000)           1989               Completed                      40

Midland Manor Associates                    157,000          (58,000)           1990               Completed                    27.5

San Jacinto Associates                      213,000          (14,000)           1990               Completed                      50

Woodlake Manor                              187,000          (52,000)           1989               Completed                      30

Yreka Investment Group                      171,000          (33,000)           1989               Completed                      50
                                        -----------       -----------
                                        $ 1,988,000       $ (436,000)
                                        ===========       ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          ------------------------------------------- ----------------------------------------------
                                                  As of March 31, 2002                             As of December 31, 2001
                                          ------------------------------------------- ----------------------------------------------
                                           Partnership's Total      Amount of      Encumbrances of  Property
                                           Investment in Local    Investment Paid  Local Limited    and      Accumulated    Net Book
   Partnership Name      Location        Limited Partnerships        to Date       Partnerships     Equipment Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista
Investors                Orosi,
                         California            $    583,000    $   583,000     $  1,428,000  $ 2,092,000    $  857,000  $  1,235,000

BCA Associates           Anderson,
                         California                 514,000        514,000        1,416,000     2,040,000       611,000    1,429,000

Cloverdale Garden        Cloverdale,
Apartments               California                 617,000        617,000        1,630,000     2,163,000       541,000    1,622,000

Countryway               Mendota,
Associates               California                 571,000        571,000        1,469,000     2,142,000       890,000    1,252,000

East Garden              Jamestown,
Apartments               California                 770,000        770,000        2,144,000     2,903,000       722,000    2,181,000

HPA                      Shafter,
Investors                California                 538,000        538,000        1,504,000     2,203,000       654,000    1,549,000

Knights                  Knights
Landing                  Landing,
Harbor                   California                 275,000        275,000          978,000     1,363,000       406,000      957,000

Midland Manor            Mendota,
Associates               California                 383,000        383,000        1,421,000     1,852,000       704,000    1,148,000

San Jacinto              San Jacinto,
Associates               California                 469,000        469,000        1,776,000     2,349,000       501,000    1,848,000

Woodlake                 Woodlake,
Manor                    California                 545,000        545,000        1,447,000     2,138,000       890,000    1,248,000

Yreka Investment         Yreka,
Group                    California                 538,000        538,000        1,462,000     2,044,000       528,000    1,516,000
                                               -------------   ------------    ------------- ------------   ----------- ------------

                                               $  5,803,000    $ 5,803,000     $ 16,675,000  $ 23,289,000   $ 7,304,000 $ 15,985,000
                                               =============   ============    ============= =============  ============ ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                       ---------------------------------------------------------------------------------------------
                                                              For the year ended December 31, 2001
                                       ---------------------------------------------------------------------------------------------
                                                       Net Income          Year Investment                        Estimated Useful
          Partnership Name             Rental Income      (Loss)               Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                    $   158,000        $ (43,000)           1989               Completed                    27.5

BCA Associates                              162,000          (25,000)           1989               Completed                      40

Cloverdale Garden Apartments                190,000          (28,000)           1989               Completed                      40

Countryway Associates                       160,000          (70,000)           1989               Completed                    27.5

East Garden Apartments                      232,000          (34,000)           1989               Completed                      40

HPA Investors                               157,000          (58,000)           1989                Completed                     40

Knights Landing Harbor                      116,000          (25,000)           1989               Completed                      40

Midland Manor Associates                    152,000          (50,000)           1990               Completed                    27.5

San Jacinto Associates                      190,000          (16,000)           1990               Completed                      50

Woodlake Manor                              167,000         (114,000)           1989               Completed                      30

Yreka Investment Group                      166,000          (17,000)           1989               Completed                      50
                                        -----------       -----------
                                        $ 1,850,000       $ (479,000)
                                        ===========       ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          ------------------------------------------- ----------------------------------------------
                                                  As of March 31, 2001                             As of December 31, 2000
                                          ------------------------------------------- ----------------------------------------------
                                           Partnership's Total      Amount of      Encumbrances of  Property
                                           Investment in Local    Investment Paid  Local Limited    and      Accumulated    Net Book
   Partnership Name      Location        Limited Partnerships        to Date       Partnerships     Equipment Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista
Investors                Orosi,
                         California            $    583,000    $   583,000     $  1,432,000   $ 2,044,000    $  782,000 $  1,262,000

BCA Associates           Anderson,
                         California                 514,000        514,000        1,421,000     2,025,000       563,000    1,462,000

Cloverdale Garden        Cloverdale,
Apartments               California                 617,000        617,000        1,634,000     2,155,000       484,000    1,671,000

Countryway               Mendota,
Associates               California                 571,000        571,000        1,473,000     2,090,000       814,000    1,276,000

East Garden              Jamestown,
Apartments               California                 770,000        770,000        2,150,000     2,901,000       647,000    2,254,000

HPA                      Shafter,
Investors                California                 538,000        538,000        1,508,000     2,196,000       597,000    1,599,000

Knights                  Knights
Landing                  Landing,
Harbor                   California                 275,000        275,000          981,000     1,351,000       374,000      977,000

Midland Manor            Mendota,
Associates               California                 383,000        383,000        1,425,000     1,824,000       640,000    1,184,000

San Jacinto              San Jacinto,
Associates               California                 469,000        469,000        1,781,000     2,349,000       459,000    1,890,000

Woodlake                 Woodlake,
Manor                    California                 545,000        545,000        1,452,000     2,137,000       817,000    1,320,000

Yreka Investment         Yreka,
Group                    California                 538,000        538,000        1,467,000     2,044,000       491,000    1,553,000
                                               -------------   ------------    ------------- ------------   ----------- ------------

                                               $  5,803,000    $ 5,803,000     $ 16,724,000  $ 23,116,000   $ 6,668,000 $ 16,448,000
                                               =============   ============    ============= =============  ============ ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                       ---------------------------------------------------------------------------------------------
                                                              For the year ended December 31, 2000
                                       ---------------------------------------------------------------------------------------------
                                                       Net Income          Year Investment                        Estimated Useful
          Partnership Name             Rental Income      (Loss)               Acquired            Status             Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                    $   160,000        $ (48,000)           1989               Completed                    27.5

BCA Associates                              145,000          (45,000)           1989               Completed                      40

Cloverdale Garden Apartments                190,000          (20,000)           1989               Completed                      40

Countryway Associates                       151,000          (56,000)           1989               Completed                    27.5

East Garden Apartments                      229,000          (34,000)           1989               Completed                      40

HPA Investors                               155,000          (59,000)           1989               Completed                      40

Knights Landing Harbor                      124,000           (5,000)           1989               Completed                      40

Midland Manor Associates                    143,000          (51,000)           1990               Completed                    27.5

San Jacinto Associates                      164,000          (54,000)           1990               Completed                      50

Woodlake Manor                              183,000          (63,000)           1989               Completed                      30

Yreka Investment Group                      155,000          (31,000)           1989               Completed                      50
                                        -----------       -----------
                                        $ 1,799,000       $ (466,000)
                                        ===========       ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  June 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 24, 2003


By: /s/ Thomas J. Riha
    -------------------
    Thomas J. Riha,
    Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 24, 2003


By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
    Wilfred N. Cooper, Sr.,
    Chairman of the Board of WNC & Associates, Inc.

Date:  June 24, 2003

By: /s/ David N. Shafer
    -------------------
    David N Shafer,
    Director of WNC & Associates, Inc.

Date:  June 24, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC CALIFORNIA HOUSING TAX CREDITS, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 24, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this annual report on Form 10-K of WNC CALIFORNIA HOUSING TAX CREDITS, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June 24, 2003


     /s/  Thomas J. Riha
     -------------------

     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.