Form 10-Q
period 2003-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2003-08-20
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2003



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            June 30, 2003 and March 31, 2003...................................2

        Statements of Operations
            For the three months ended June 30, 2003 and 2002..................3

       Statement of Partners' Deficit
            For the three months ended June 30, 2003  .........................4

       Statements of Cash Flows
            For the three months ended June 30, 2003 and 2002..................5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................13

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....14

       Item 4. Controls and Procedures........................................14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................15

       Item 6. Exhibits and Reports on Form 8-K...............................15

       Signatures.............................................................16

       Certifications.........................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   June 30, 2003               March 31, 2003
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                 3,652       $               734
Investments in limited partnerships, net (Note 2)                            424,640                   453,314
                                                               -----------------------       -------------------

                                                             $               428,292       $           454,048
                                                               =======================       ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates                            $             1,332,945       $         1,300,219
                                                               -----------------------       -------------------


Commitments and  contingencies
Partners' deficit:
 General partner                                                             (73,888)                  (73,303)
 Limited partners (10,000 units authorized,
   7,450 units issued and outstanding)                                      (830,765)                 (772,868)
                                                               -----------------------       -------------------


   Total partners' deficit:                                                 (904,653)                 (846,171)
                                                               -----------------------       -------------------

                                                             $               428,292       $           454,048
                                                               =======================       ===================



                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months ended June 30, 2003 and 2002
                                   (unaudited)


                                                                 2003                           2002
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

             Interest income                        $                         1    $                        24
             Distribution income                                          1,033                              -
                                                      ---------------------------    ---------------------------

                                                                          1,034                             24
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Amortization (Note 2)                                      1,356                          1,356
               Asset management fees (Note 3)                            27,964                         27,964
               Legal and accounting                                       3,570                          3,799
               Other                                                      1,192                          2,560
                                                      ---------------------------    ---------------------------

                 Total operating expenses                                34,082                         35,679
                                                      ---------------------------    ---------------------------

             Loss from operations                                       (33,048)                       (35,655)

             Equity in losses of
               limited partnerships (Note 2)                            (25,434)                       (39,128)
                                                      ---------------------------    ---------------------------

             Net loss                               $                   (58,482)   $                   (74,783)
                                                      ===========================    ===========================

             Net loss allocated to:
               General partner                      $                      (585)   $                      (748)
                                                      ===========================    ===========================

               Limited partners                     $                   (57,897)   $                   (74,035)
                                                      ===========================    ===========================

             Net loss per limited partnership
             unit                                   $                        (8)   $                       (10)
                                                      ===========================    ===========================

             Outstanding weighted limited
               partner units                                              7,450                          7,450
                                                      ===========================    ===========================

                 See accompanying notes to financial statements
                                       3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2003
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2003                   $         (73,303)    $       (772,868)  $         (846,171)

Net loss                                                           (585)             (57,897)             (58,482)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2003                    $         (73,888)            (830,765)  $         (904,653)
                                                        =================     ================   ==================


                 See accompanying notes to financial statements
                                       4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                                    2003                    2002
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $             (58,482)    $         (74,783)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
            Amortization                                                                  1,356                 1,356
            Equity in losses of limited partnerships                                     25,434                39,128
            Change in accrued fees and expense due to
              General Partner and affiliates                                             32,726                31,245
                                                                            ---------------------     -----------------

                 Net cash provided by (used in) operating
                  activities                                                              1,034                (3,054)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           1,884                 3,167
                                                                            ---------------------     -----------------

    Net increase in cash and cash equivalents                                             2,918                   113

    Cash and cash equivalents, beginning of period                                          734                12,170
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $               3,652     $          12,283
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                 800     $             800
                                                                            =====================     =================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

Equity in losses of Local Limited Partnerships for the periods ended June, 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2).

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2003, the Partnership had no cash equivalents.

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

Impact of New Accounting Pronouncements
---------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Impact of New Accounting Pronouncements, continued
--------------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                               For the Three months            For the Year Ended
                                                                       Ended
                                                                   June 30, 2003                 March 31, 2003
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                  453,314       $             600,843
          Equity in losses of limited
            partnerships                                                      (25,434)                   (138,939)
          Distributions received                                               (1,884)                     (3,166)
          Amortization of paid
            acquisition fees and costs                                         (1,356)                     (5,424)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                  424,640       $             453,314
                                                             ==========================       =====================



Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:



                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2003                           2002
                                                                ---------------------           --------------------

               Revenues                                       $             517,000           $            484,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                            97,000                         96,000
                 Depreciation & amortization                                164,000                        159,000
                 Operating expenses                                         365,000                        349,000
                                                                ---------------------           --------------------
                   Total expenses                                           626,000                        604,000
                                                                ---------------------           --------------------

               Net loss                                       $            (109,000)          $           (120,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (108,000)          $           (119,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (25,000)          $            (39,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 and $27,964 were incurred during the three months ended June 30, 2003 and 2002, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during the three months ended June 30, 2003 and 2002.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                       June 30, 2003             March 31, 2003
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners and affiliates                               $                 14,452     $             9,690
       Asset management fee payable                                            1,318,493               1,290,529
                                                                   ----------------------       -----------------

                                                                $              1,332,945     $         1,300,219
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least August 1, 2004.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $4,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $425,000. Liabilities at June 30, 2003 primarily consisted of $1,333,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(58,000), reflecting a decrease of approximately $16,000 from the $(75,000) net loss experienced for the three months ended June 30, 2002. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $14,000 to $(25,000) for the three months ended June 30, 2003 from $(39,000) for the three months ended June 30, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses of limited partnerships, loss from operations decreased by $3,000 for the three months ended June 30, 2003 to $(33,000), from $(36,000) for the three months ended June 30, 2002, due to an increase in distribution income of approximately $1,000 and a decrease in other expenses of approximately $2,000 for the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Three months Ended June 30, 2003 Compared to Three months Ended June 30, 2002. Net increase in cash during the three months ended June 30, 2003 was $3,000 compared to a net change in cash for the three months ended June 30, 2002 of $0. The change was due primarily to an increase in cash provided by operating activities of $4,000, which was offset by a decrease in distributions from limited partnerships of $(1,000).

During the three months ended June 30, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $33,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least August 1, 2004.

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

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
-------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  August 19, 2003






By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 19, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of WNC CALIFORNIA HOUSING TAX CREDITS, L.P.; 2.

          3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  August 19, 2003


          By:  /s/  Wilfred N. Cooper, Jr.
          --------------------------------

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

          Date:  August 19, 2003


          By:  /s/ Thomas J. Riha
          -----------------------

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.