Form 10-Q
period 2003-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2003-11-14
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

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



                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Former name, former address and former fiscal year, if changed since last report)

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

                              INDEX TO FORM 10 - Q

                    For the Quarter Ended September 30, 2003


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            September 30, 2003 and March 31, 2003..............................2

        Statements of Operations
            For the three and six months ended September 30, 2003 and 2002.....3

       Statement of Partners' Deficit
            For the six months ended September 30, 2003........................4

       Statements of Cash Flows
            For the six months ended September 30, 2003 and 2002...............5

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

       Item 1. Legal Proceedings..............................................15

       Item 6. Exhibits and Reports on Form 8-K...............................15

       Signatures.............................................................16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 September 30, 2003            March 31, 2003
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                 5,239       $               734
Investments in limited partnerships, net (Note 2)                            397,850                   453,314
                                                               -----------------------       -------------------

                                                             $               403,089       $           454,048
                                                               =======================       ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,373,819       $         1,300,219
                                                               -----------------------       -------------------


Commitments and  contingencies

Partners' deficit:
 General partner                                                             (74,549)                  (73,303)
 Limited partners (10,000 units authorized,

   7,450 units issued and outstanding)                                      (896,181)                 (772,868)
                                                               -----------------------       -------------------


   Total partners' deficit:                                                 (970,730)                 (846,171)
                                                               -----------------------       -------------------

                                                             $               403,089       $           454,048
                                                               =======================       ===================

                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months ended September 30, 2003 and 2002
                                   (unaudited)

                                            2003                   2003                    2002                2002
                                             Three Months            Six Months            Three Months          Six Months
                                          -------------------    --------------------    ------------------   ------------------

Interest income                         $                 3    $                  4    $               12   $               36
Distribution income                                   1,584                   2,617                 1,584                1,584
                                          -------------------    --------------------    ------------------   ------------------

                                                      1,587                   2,621                 1,596                1,620
                                          -------------------    --------------------    ------------------   ------------------

Operating expenses:
  Amortization (Note 2)                               1,356                   2,712                 1,356                2,712
  Asset management fees (Note 3)                     27,964                  55,928                27,964               55,928
  Legal and accounting                               12,355                  15,925                10,576               14,375
  Other                                                 556                   1,748                   332                2,892
                                          -------------------    --------------------    ------------------   ------------------

    Total operating expenses                         42,231                  76,313                40,228               75,907
                                          -------------------    --------------------    ------------------   ------------------

Loss from operations                                (40,644)                (73,692)              (38,632)             (74,287)

Equity in losses of
 limited partnerships (Note 2)                      (25,433)                (50,867)              (25,739)             (64,867)
                                          -------------------    --------------------    ------------------   ------------------

Net loss                                $           (66,077)   $           (124,559)   $          (64,371)  $         (139,154)
                                          ===================    ====================    ==================   ==================

Net loss allocated to:
  General partner                       $              (661)   $             (1,246)   $             (644)  $           (1,392)
                                          ===================    ====================    ==================   ==================

  Limited partners                      $           (65,416)   $           (123,313)   $          (63,727)  $         (137,762)
                                          ===================    ====================    ==================   ==================

Net loss per limited partnership unit                    (9)                    (17)                   (8)                 (18)
                                          ===================    ====================    ==================   ==================

Outstanding weighted limited partner
units                                                 7,450                   7,450                 7,450                7,450
                                          ===================    ====================    ==================   ==================


                 See accompanying notes to financial statements
                                        3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2003
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2003                   $         (73,303)    $       (772,868)  $         (846,171)

Net loss                                                         (1,246)            (123,313)            (124,559)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2003               $         (74,549)            (896,181)  $         (970,730)
                                                        =================     ================   ==================



                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                                                    2003                    2002
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $            (124,559)    $        (139,154)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                  2,712                 2,712
            Equity in losses of limited partnerships                                     50,867                64,867
            Change in accrued fees and expense due to
              General Partner and affiliates                                             73,600                61,879
                                                                            ---------------------     -----------------

            Net cash provided by (used in) operating activities                           2,620                (9,696)
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                           1,885                 3,166
                                                                            ---------------------     -----------------

    Net increase (decrease) in cash and cash equivalents                                  4,405                (6,530)

    Cash and cash equivalents, beginning of period                                          734                12,170
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $               5,239     $           5,640
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $             800
                                                                            =====================     =================

                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)



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

Equity in losses of Local Limited Partnerships for the periods ended September, 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2).

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2003, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six months Ended          For the Year Ended
                                                                September 30, 2003               March 31, 2003
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                  453,314       $             600,843
          Equity in losses of limited
            partnerships                                                      (50,867)                   (138,939)
          Distributions received                                               (1,885)                     (3,166)
          Amortization of paid
            acquisition fees and costs                                         (2,712)                     (5,424)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                  397,850       $             453,314
                                                             ==========================       =====================



Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:



                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2003                           2002
                                                                ---------------------           --------------------

               Revenues                                       $           1,033,000           $            968,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           193,000                        193,000
                 Depreciation & amortization                                328,000                        318,000
                 Operating expenses                                         729,000                        697,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,250,000                      1,208,000
                                                                ---------------------           --------------------

               Net loss                                       $            (217,000)          $           (240,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (216,000)          $           (237,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (51,000)          $            (65,000)
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 were incurred during the six months ended September 30, 2003 and 2002,. The Partnership paid the General Partners and or their affiliates $0 of those fees during the six months ended September 30, 2003 and 2002.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                    September 30, 2003           March 31, 2003
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners and affiliates                               $                 27,362     $             9,690
       Asset management fee payable                                            1,346,457               1,290,529
                                                                   ----------------------       -----------------

                                                                $              1,373,819     $         1,300,219
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least November 1, 2004.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $5,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $398,000. Liabilities at September 30, 2003 primarily consisted of $1,374,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  months  Ended  September  30,  2003  Compared to the Three  Months  Ended
September  30,  2002.  The  Partnership's  net loss for the three  months  ended
September 30, 2003 was $(66,000), reflecting an increase of approximately $(2,000) from the $(64,000) net loss experienced for the three months ended September 30, 2002. The increase in net loss is primarily due to operating expenses which increased by $2,000 to $42,000 for the three months ended September 30, 2003 from $40,000 for the three months ended September 30, 2002.

Six months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(125,000), reflecting a decrease of approximately $14,000 from the $(139,000) net loss experienced for the six months ended September 30, 2002. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $14,000 to $(51,000) for the six months ended September 30, 2003 from $(65,000) for the six months ended September 30, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Six months Ended September 30, 2003 Compared to Six months Ended September 30, 2002. Net increase in cash during the six months ended September 30, 2003 was $4,000 compared to a net change in cash for the six months ended September 30, 2002 of $(7,000). The 11,000 change was due primarily to an increase in accrued fees and expense due to general partner and affiliates of $12,000, offset by a decrease in distributions from limited partnerships of $1,000.

During the six months ended September 30, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $74,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least November 1, 2004.

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

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)  Exhibits.
     ---------

31.1      Certification  of  the   Principal   Executive   Officer  pursuant  to
          Rule 13a-14(a/15e-14(a) as  adopted   pursuant to   section 301 of the
          Sarbanes-Oxley Act of 2002. (filed herewith)


31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a/15e-14(a)as adopted pursuant to section 301 of the Sarbanes-Oxley Act of 2002.(filed herewith)


32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date:  November 14, 2003






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2003