Form 10-Q
period 2003-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2004-02-10
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                              INDEX TO FORM 10 - Q

                     For the Quarter Ended December 31, 2003



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            December 31, 2003 and March 31, 2003..............................2

        Statements of Operations
            For the Three and Nine Months Ended December 31, 2003 and 2002....3

       Statement of Partners' Deficit
            For the Nine Months Ended December 31, 2003.......................4

       Statements of Cash Flows
            For the Nine Months Ended December 31, 2003 and 2002..............5

       Notes to Financial Statements..........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................13

       Item 3. Quantitative and Qualitative Disclosures About Market Risks...14

       Item 4. Controls and Procedures.......................................14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings.............................................15

       Item 6. Exhibits and Reports on Form 8-K..............................15

       Signatures............................................................16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 December 31, 2003             March 31, 2003
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                 5,242       $               734
Investments in limited partnerships, net (Note 2)                            371,052                   453,314
                                                               -----------------------       -------------------

                                                             $               376,294       $           454,048
                                                               =======================       ===================


                                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,402,828       $         1,300,219
                                                               -----------------------       -------------------


Commitments and  contingencies

Partners' deficit:
 General partner                                                             (75,107)                  (73,303)
 Limited partners (10,000 units authorized,
   7,450 units issued and outstanding)                                      (951,427)                 (772,868)
                                                               -----------------------       -------------------


   Total partners' deficit:                                               (1,026,534)                 (846,171)
                                                               -----------------------       -------------------

                                                             $               376,294       $           454,048
                                                               =======================       ===================


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months ended December 31, 2003 and 2002
                                   (unaudited)


                                                 2003                   2003                    2002                2002
                                             Three Months            Nine Months           Three Months          Nine Months
                                          -------------------    --------------------    ------------------   ------------------

Interest income                         $                 3    $                  7    $                7   $               43
Distribution income                                       -                   2,617                     -                1,584
                                          -------------------    --------------------    ------------------   ------------------

                                                          3                   2,624                     7                1,627
                                          -------------------    --------------------    ------------------   ------------------

Operating expenses:
  Amortization (Note 2)                               1,365                   4,077                 1,356                4,068
  Asset management fees (Note 3)                     27,963                  83,891                27,964               83,892
  Legal and accounting                                  526                  16,451                 2,320               16,695
  Other                                                 519                   2,267                   589                3,481
                                          -------------------    --------------------    ------------------   ------------------

    Total operating expenses                         30,373                 106,686                32,229              108,136
                                          -------------------    --------------------    ------------------   ------------------

Loss from operations                                (30,370)               (104,062)              (32,222)            (106,509)

Equity in losses of
 limited partnerships (Note 2)                      (25,434)                (76,301)              (25,738)             (90,605)
                                          -------------------    --------------------    ------------------   ------------------

Net loss                                $           (55,804)   $           (180,363)   $          (57,960)  $         (197,114)
                                          ===================    ====================    ==================   ==================

Net loss allocated to:
  General partner                       $              (558)   $             (1,804)   $             (579)  $           (1,971)
                                          ===================    ====================    ==================   ==================

  Limited partners                      $           (55,246)   $           (178,559)   $          (57,381)  $         (195,143)
                                          ===================    ====================    ==================   ==================

Net loss per limited partnership unit                    (7)                    (24)                   (8)                 (26)
                                          ===================    ====================    ==================   ==================

Outstanding weighted limited partner
units                                                 7,450                   7,450                 7,450                7,450
                                          ===================    ====================    ==================   ==================



                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2003                   $         (73,303)    $       (772,868)  $         (846,171)

Net loss                                                         (1,804)            (178,559)            (180,363)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2003                $         (75,107)            (951,427)  $       (1,026,534)
                                                        =================     ================   ==================






                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                                                    2003                   2002
                                                                            ---------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                             $            (180,363)   $        (197,114)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                   4,077                4,068
            Equity in losses of limited partnerships                                      76,301               90,605
            Change in accrued fees and expense due to
              General Partner and affiliates                                             102,609               92,752
                                                                            ---------------------     ----------------

      Net cash provided by (used in) operating
    activities                                                                             2,624               (9,689)
                                                                            ---------------------     ----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                            1,884                3,166
                                                                            ---------------------     ----------------

    Net increase (decrease) in cash and cash equivalents                                   4,508               (6,523)

    Cash and cash equivalents, beginning of period                                           734               12,170
                                                                            ---------------------     ----------------

    Cash and cash equivalents, end of period                              $                5,242   $            5,647
                                                                            =====================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $             800
                                                                            =====================     ================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Equity in losses of Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2).

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2003, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.


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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                For the Nine Months              For the Year
                                                                       Ended                         Ended
                                                                 December 31, 2003               March 31, 2003
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                   453,314       $            600,843
          Equity in losses of limited
            partnerships                                                      (76,301)                   (138,939)
          Distributions received                                               (1,884)                     (3,166)
          Amortization of paid
            acquisition fees and costs                                         (4,077)                     (5,424)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                  371,052       $             453,314
                                                             ==========================       =====================



Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:



                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2003                           2002
                                                                ---------------------           --------------------

               Revenues                                       $           1,550,000           $          1,452,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           290,000                        289,000
                 Depreciation & amortization                                493,000                        477,000
                 Operating expenses                                       1,094,000                      1,045,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,877,000                      1,811,000
                                                                ---------------------           --------------------

               Net loss                                       $            (327,000)          $           (359,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (324,000)          $           (356,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $             (76,000)          $            (91,000)
                                                                =====================           ====================

                                       11

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS-CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,891 and $83,892 were incurred during the nine months ended December 31, 2003 and 2002, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each ofthe nine months ended December 31, 2003 and 2002.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.

                                                                     December 31, 2003           March 31, 2003
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
            Partners and affiliates                      $                         28,408     $             9,690
       Asset management fee payable                                             1,374,420               1,290,529
                                                                   ----------------------       -----------------

                                                                 $              1,402,828     $         1,300,219
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least February 1, 2005.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $5,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $371,000. Liabilities at December 31, 2003 primarily consisted of $1,403,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(56,000), reflecting a decrease of approximately $2,000 from the $(58,000) net loss experienced for the three months ended December 31, 2002. The decrease in net loss is due to operating expenses which decreased by $2,000 to $30,000 for the three months ended December 31, 2003 from $32,000 for the three months ended December 31, 2002.

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(180,000), reflecting a decrease of approximately $17,000 from the $(197,000) net loss experienced for the nine months ended December 31, 2002. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $14,000 to $(76,000) for the nine months ended December 31, 2003 from $(90,000) for the nine months ended December 31, 2002. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. Additionally, operating expenses decreased by $2,000 along with distribution income increasing by approximately $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net increase in cash during the nine months ended December 31, 2003 was $4,000 compared to a net decrease in cash for the nine months ended December 31, 2002 of $(7,000). The $11,000 change was due primarily to an increase in accrued fees and expense due to general partner and affiliates of $10,000, along with an increase in distributions from limited partnerships of $1,000.

During the nine months ended December 31, 2003, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $103,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least February 1, 2005.

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

     Item 1. Legal Proceedings

             NONE

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K.
          --------------------

     1. A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

     (b)  Exhibits.
          ---------

     31.1 Certification of the Principal Executive Officer pursuant to Rule 13a -15(e) and 15(d)-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

     31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

     32.1 Certification  of  the  Principal  Executive  Officer  pursuant  to 18
          U.S.C.section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

     32.2 Certification  of  the  Principal  Financial  Officer  pursuant  to 18
          U.S.C.section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  February 9, 2004






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 9, 2004