Form 10-K
period 2004-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2004-10-01
CIK 845750

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2004

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                    (Exact name of registrant as specified in its charter)
                      California                               33-0316953
                    (State or other jurisdiction of         (I.R.S. Employer
                    incorporation or organization)           Identification No.)

                    17782 Sky Park Circle                      92614-6404
                    Irvine, CA                                 (Zip Code)
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No     X
--------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No   X
-------          ---------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests or membership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low Income Housing Credits").

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or "General Partners"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

As of March 31, 2004, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, and a fractional recapture of prior Low Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                         Philip R. Hammond,
Alta Vista                Orosi,         Jr. and Diane M.
Investors                 California     Hammond              $  583,000   $ 583,000     42       98%   $   1,274,000   $  1,418,000


BCA                       Anderson,      Douglas W.
Associates                California     Young                   514,000     514,000     40      100%       1,105,000      1,407,000

                                         David J. Michael,
                                         Patrick R.
                                         Sabelhaus and
Cloverdale                               Professional
Garden                    Cloverdale,    Apartment
Apartments                California     Management              617,000     617,000     34       97%       1,387,000      1,619,000


                                         Philip R. Hammond,
Countryway                Mendota,       Jr. and Diane M.
Associates                California     Hammond                 571,000     571,000     41       98%       1,162,000      1,458,000

                                         David J. Michael
                                         and Professional
East Garden               Jamestown,     Apartment
Apartments                California     Management              770,000     770,000     51       98%       1,772,000      2,135,000

HPA                       Shafter,       Douglas W.
                          California     Young                   538,000     538,000     42       90%       1,223,000      1,495,000

Knights                   Knights        Douglas W. Young
Landing                   Landing,       and Diane L.
Harbor                    California     Young                   275,000     275,000     25      100%         446,000        971,000


                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2004                   As of December 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's    Amount of                      Estimated         Mortgage
                                                         Total Investment  Investment                   Aggregate Low    Balances of
   Local Limited                       General Partner   in Local Limited  Paid to     Number          Income Housing  Local Limited
  Partnership Name        Location       Name               Partnership     Date     of Units  Occupancy   Credits (1)  Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Midland                                  Philip R. Hammond,
Manor                     Mendota,       Jr. and Diane M.
Associates                California     Hammond                 383,000     383,000     40       97%         668,000      1,412,000

San                       San            Richard Parasol
Jacinto                   Jacinto,       and Richard A.
Associates                California     Gullota                 469,000     469,000     38      100%         830,000      1,797,000

                                         Thomas G. Larson,
                                         William H. Larson
Woodlake                  Woodlake,      and Raymond L.
Manor                     California     Tetzlaff                545,000     545,000     44       93%       1,146,000      1,437,000

Yreka Investment          Yreka,         Ronald D.
Group                     California     Bettencourt             538,000     538,000     36      100%       1,174,000      1,451,000
                                                             ----------- ------ ----   -----     ----   -------------   ------------

                                                             $ 5,803,000 $ 5,803,000    433       97%   $  12,187,000   $ 16,600,000
                                                             =========== ===========   =====     ====   =============   ============


(1) Represents aggregate total anticipated Low Income Housing Credits received over the 10 year credit period if the Housing complexes are retained and rented and in compliance with credit rules for the 15-year compliance period.
Substantially all of the amticipated Low Income Housing Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount Low Income Housing Credits being allocated to the Limited Partners in the future.



                                  ----------------------------------------------
                                      For the Year Ended December 31, 2003
                                  ----------------------------------------------
                                                                                       Low Income Housing Credits
        Partnership Name              Rental Income        Net Income (Loss)            Allocated to Partnership
--------------------------------------------------------------------------------     --------------------------------
Alta Vista Investors                          $  225,000               ($ 6,000)                                 99%

BCA Associates                                   233,000                 22,000                                  99%

Cloverdale Garden Apartments                     237,000                  3,000                                  99%

Countryway Associates                            170,000                (72,000)                                 99%

East Garden Apartments                           334,000                 24,000                                  99%

HPA Investors                                    227,000                  5,000                                  99%

Knights Landing Harbor                           159,000                 11,000                                  99%

Midland Manor Associates                         237,000                 15,000                                  99%

San Jacinto Associates                           260,000                (12,000)                                 99%

Woodlake Manor                                   284,000                 23,000                                  99%

Yreka Investment Group                           226,000                (69,000)                                 99%
                                                 -------               --------

                                              $2,592,000               ($56,000)
                                              ===========              =========

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 653 Limited Partners and 8 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                 -----------------------------------------------------------------------
                                                                 March 31
                                 -----------------------------------------------------------------------

                                     2004           2003           2002          2001          2000
                                 -------------  -------------   -----------   -----------   ------------

ASSETS
Cash                           $        7,209 $          734  $     12,170  $     44,172  $      47,877
Investments in limited
  partnerships, net                         -        453,314       600,843       809,249      1,187,690
                                 -------------  -------------   -----------   -----------   ------------

                               $        7,209 $      454,048  $    613,013  $    853,421  $   1,235,567
                                 =============  =============   ===========   ===========   ============

LIABILITIES
Accrued fees and expenses
  due to general partner and
  affiliates                   $    1,432,637 $    1,300,219  $  1,180,524  $  1,080,521  $     957,395


PARTNERS' EQUITY (DEFICIT)         (1,425,428)      (846,171)     (567,511)     (227,100)       278,172
                                 -------------  -------------   -----------   -----------   ------------

                               $        7,209 $      454,048  $    613,013  $    853,421  $   1,235,567
                                 =============  =============   ===========   ===========   ============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                               For the Years Ended
                                                                    March 31
                            ---------------------------------------------------------------------------------------------

                              2004             2003               2002                 2001                2000
                            --------------    ------------     ----------------     ---------------    ------------------

Loss from
operations (Note 1)       $      (604,285)  $    (139,721)   $        (139,316)   $       (146,597)    $      (142,543)
Equity in income
  (losses) from limited
  partnerships                     25,028        (138,939)            (201,095)           (358,675)           (300,256)
                            --------------    ------------     ----------------     ---------------    ------------------
Net loss                  $      (579,257)  $    (278,660)   $        (340,411)   $       (505,272)    $      (442,799)
                            ==============    ============     ================     ===============    ==================

Net loss
allocated to:
General
partners                  $        (5,793)  $      (2,787)   $          (3,404)   $         (5,053)    $        (4,428)
                            ==============    ============     ================     ===============     =================
Limited
partners                  $      (573,464)  $    (275,873)   $        (337,007)   $       (500,219)    $      (438,371)
                            ==============    ============     ================     ===============     =================
Net loss per
limited partner
unit                      $        (76.98)  $      (37.03)   $          (45.24)   $         (67.14)    $        (58.84)
                            ==============    ============     ================     ===============     =================
Outstanding
weighted
limited partner
units                               7,450           7,450                7,450               7,450               7,450
                            ==============    ============     ================     ===============    ==================

Note 1 Loss from operations for the year ended March 31,2004 includes a charge for impairment losses on investment in limited partnerships of $470,093. (See
Note 2 to the audited financial statements.)

                                          For the Years Ended March 31,
                                 ----------------------------------------------------------------------

                                     2004            2003          2002          2001          2000
                                 --------------   -----------    ----------    ----------    ----------

Net cash provided by
 (used in):
   Operating activities        $         3,659  $    (14,602)  $   (34,751)  $    (8,569)  $   (18,747)
   Investing activities                  2,816         3,166         2,749         4,864         5,501
                                 --------------   -----------    ----------    ----------    ----------

Net change in cash and cash
  equivalents                            6,475       (11,436)      (32,002)       (3,705)      (13,246)

Cash, beginning of period                  734        12,170        44,172        47,877        61,123
                                 --------------   -----------    ----------    ----------    ----------

Cash, end of period            $         7,209  $        734   $    12,170   $    44,172   $    47,877
                                 ==============   ===========    ==========    ==========    ==========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                      2003           2002           2001          2000          1999
                                   ------------   ------------   -----------    ---------     ----------

Federal                          $           1  $           1  $         16   $       59             99

State                                        -              -             -            -              -
                                   ------------   ------------   -----------    ---------     ----------

Total                            $           1  $           1  $         16   $       59    $        99
                                   ============   ============   ===========    =========     ==========

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income taxes purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Low Income Housing Credits may be unable to sell the Housing Complexes at a price, which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related tax credits could occur.

Anticipated future and existing cash resources are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2004 consisted of $7,000 in cash. Liabilities at March 31, 2004 primarily consisted of $1,433,000 of accrued annual management fees due to the General Partners.

Results of Operations

Year  Ended  March  31,  2004   Compared  to  Year  Ended  March  31,  2003  The
Partnership's net loss for the year ended March 31, 2004 was $(579,000), reflecting a increase of $(300,000) from the net loss experienced for the year ended March 31, 2003. The increase in net loss is primarily due to the impairment loss of $470,000 incurred in the year ended March 31, 2004, offset by a change in equity in income (losses) from limited partnerships which decreased by $164,000 to income of $25,000 for the year ended March 31, 2004 from losses of $(139,000) for the year ended March 31, 2003. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in four limited partnerships. The decrease equity in income (losses) from limited partnerships is primarily due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2003. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Equity in losses of limited partnerships included a portion relating to the reduction of the net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance.

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

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 Net increase in cash during the year ended March 31, 2004 was $6,000 compared to net decrease in cash used for the year ended March 31, 2003 of $(11,000). The net cash increase is due to an increase in accrued expenses due to the General Partner and affiliates and an increase in distribution income from Local Limited Partnerships.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(11,000), compared to net cash used for the year ended March 31, 2002 of $(32,000). The net cash used primarily represents cash used for operating expenses net of minimal cash distributions from Local Limited Partnerships.

During the years ended March 31, 2004, 2003 and 2002, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $132,000, $120,000 and $100,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associate has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2005.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2004:

                                     2005         2006       2007        2008       2009     Thereafter        Total

                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------

Asset Management Fees (1)        $ 1,514,239  $  111,855 $  111,855  $  111,855 $  111,855 $   3,131,940   $ 5,093,599
Capital Contributions Payable
   to Lower Tier Partnerships              -           -          -           -          -             -             -
                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------
Total contractual cash
   obligations                   $ 1,514,239  $  111,855 $  111,855  $  111,855 $  111,855 $   3,131,940   $ 5,093,599
                                   ==========   =========  =========   =========  =========  ============    ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For additional information on our Asset Management Fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date, no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits, L.P.



     We have audited the accompanying balance sheet of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the"Partnership") as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented $25,028 of the Partnership's equity in gains of limited partnerships for the year ended March 31, 2004. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The Partnership currently has insufficient working capital to fund obligations, to an affiliate of the General Partner, for asset management services. As discussed in Note 1 to the financial statements, the Partnership would be adversely affected should the affiliate of the General Partner of the Partnership, WNC and Associates, Inc., demand current payment of existing contractual obligations and/or suspend services for this or any other reason.


                                                 /s/Reznick Fedder & Silverman

Bethesda, Maryland
June 18, 2004

             Report of Independent Registered Public Accounting Firm


To the Partners
WNC California Housing Tax Credits, L.P.


We have audited the accompanying balance sheet of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership") as of March 31, 2003, and the related statements of operations, partners' deficit and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 80% of the total assets of the Partnership at March 31, 2003 and 83% and 88% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (A California Limited Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ BDO SEIDMAN, LLP

Costa Mesa, California
May 2, 2003

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                                               March 31
                                                                                     ------------------------------

                                                                                         2004             2003
                                                                                     --------------   -------------

ASSETS

Cash                                                                               $         7,209  $          734
Investments in limited partnerships, net (Notes 2 and 3)                                         -         453,314
                                                                                     --------------   -------------

                                                                                   $         7,209  $      454,048
                                                                                     ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                           $     1,432,637  $    1,300,219

Commitments and contingencies

Partners' deficit:
    General partners                                                                       (79,096)        (73,303)
    Limited partners (10,000 units authorized; 7,450 units
     issued and outstanding)                                                            (1,346,332)       (772,868)
                                                                                     --------------   -------------

      Total partners' deficit                                                           (1,425,428)       (846,171)
                                                                                     --------------   -------------

                                                                                   $         7,209  $      454,048
                                                                                     ==============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                              For the Years Ended March 31
                                                      ----------------------------------------------

                                                          2004             2003            2002
                                                      --------------    ------------    ------------


Interest income                                     $            10   $          46   $         720
Distribution income                                           3,650           1,584           1,584
                                                      --------------    ------------    ------------

Total income                                                  3,660           1,630           2,304
                                                      --------------    ------------    ------------

Operating expenses:
   Amortization (Notes 2 and 3)                               5,433           5,424           4,562
   Asset management fees (Note 3)                           111,855         111,855         111,854
   Impairment loss (Note 2)                                 470,093               -               -
   Legal and accounting                                      16,106          18,795          18,957
   Office                                                     4,458           5,277           6,247
                                                      --------------    ------------    ------------

    Total operating expenses                                607,945         141,351         141,620
                                                      --------------    ------------    ------------

Loss from operations                                       (604,285)       (139,721)       (139,316)

Equity in income (losses) of limited
    partnerships (Note 2)                                    25,028        (138,939)       (201,095)
                                                      --------------    ------------    ------------

Net loss                                            $      (579,257)  $    (278,660)  $    (340,411)
                                                      ==============    ============    ============

Net loss allocated to:
   General partners                                 $        (5,793)  $      (2,787)  $      (3,404)
                                                      ==============    ============    ============

   Limited partners                                 $      (573,464)  $    (275,873)  $    (337,007)
                                                      ==============    ============    ============

Net loss per limited partnership unit               $        (76.98)  $      (37.03)  $      (45.24)
                                                      ==============    ============    ============

Outstanding weighted limited partner units                    7,450           7,450           7,450
                                                      ==============    ============    ============


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

                For The Years Ended March 31, 2004, 2003 and 2002


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2001                       $        (67,112)   $       (159,988)  $       (227,100)

Net loss                                                            (3,404)           (337,007)          (340,411)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2002                                (70,516)           (496,995)          (567,511)

Net loss                                                            (2,787)           (275,873)          (278,660)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                                (73,303)           (772,868)          (846,171)

Net loss                                                            (5,793)           (573,464)          (579,257)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                       $        (79,096)   $     (1,346,332)  $     (1,425,428)
                                                            ===============     ===============    ===============


                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                 For the Years Ended March 31
                                                          -------------------------------------------

                                                             2004            2003            2002
                                                          ------------    ------------    -----------

Cash flows from operating activities:
   Net loss                                             $    (579,257)  $    (278,660)  $   (340,411)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                               5,433           5,424          4,562
     Equity in (income) losses of limited
       partnerships                                           (25,028)        138,939        201,095
      Impairment loss                                         470,093               -              -
     Change in accrued fees and expenses due to
       General Partner and affiliates                         132,418         119,695        100,003
                                                          ------------    ------------    -----------

Net cash provided by (used in) operating activities             3,659         (14,602)       (34,751)
                                                          ------------    ------------    -----------

Cash flows provided by investing activities:
   Distributions from limited partnerships                      2,816           3,166          2,749
                                                          ------------    ------------    -----------

Net increase (decrease) in cash and cash equivalents            6,475         (11,436)       (32,002)

Cash, beginning of period                                         734          12,170         44,172
                                                          ------------    ------------    -----------

Cash, end of period                                     $       7,209   $         734   $     12,170
                                                          ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                          $         800   $         800   $        800
                                                          ============    ============    ===========

                 See accompanying notes to financial statements
                                       22

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002



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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Credit compliance period risks exist for potential recapture of prior low Income Housing Credits.

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner on a current basis. The Partnership would be adversely affected should the General Partner demand current payment of these contractual obligations and or suspend services for this or any other reason.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


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

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had no cash equivalents.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income taxes purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003, are approximately $495,000 and $891,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

A Loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $470,093 during the year ended March 31, 2004.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2004 and 2003, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2004, 2003 and 2002, amounting to approximately $(13,000), $282,000 and
$276,000, respectively, have not been recognized. As of March 31, 2004, the aggregate share of net losses not recognized by the Partnership amounted to $948,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years
                                                                           Ended March 31
                                                             -------------------------------------------
                                                                2004            2003           2002
                                                             ------------    -----------    ------------

Investments per balance sheet, beginning of period         $     453,314   $    600,843   $     809,249
Equity in losses of limited partnerships                          25,028       (138,939)       (201,095)
Distributions received                                            (2,816)        (3,166)         (2,749)
Impairment loss                                                 (470,093)             -               -
Amortization of paid acquisition fees and costs                   (5,433)        (5,424)         (4,562)
                                                             ------------    -----------    ------------

Investments per balance sheet, end of period               $           -   $    453,314   $     600,843
                                                             ============    ===========    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2003               2002
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2003 and 2002 of $8,631,000 and
   $7,961,000, respectively)                                                  $     13,410,000   $     13,955,000
Land                                                                                 1,484,000          1,484,000
Other assets                                                                         1,984,000          1,556,000
                                                                                ---------------    ---------------

                                                                              $     16,878,000   $     16,995,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     16,600,000   $     16,621,000
Due to related parties                                                                 347,000            347,000
Other liabilities                                                                      175,000            213,000
                                                                                ---------------    ---------------

                                                                                    17,122,000         17,181,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                                              (495,000)          (438,000)
Other partners                                                                         251,000            252,000
                                                                                ---------------    ---------------

                                                                                      (244,000)          (186,000)
                                                                                ---------------    ---------------

                                                                              $     16,878,000   $     16,995,000
                                                                                ===============    ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2003                2002               2001
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      2,657,000    $      2,067,000   $      1,936,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             1,660,000           1,460,000          1,394,000
  Interest expense                                                 381,000             386,000            385,000
  Depreciation and amortization                                    672,000             657,000            636,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                2,713,000           2,503,000          2,415,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $        (56,000)   $       (436,000)  $       (479,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $        (55,000)   $       (432,000)  $       (474,000)
                                                            ===============     ===============    ===============

Net income (loss) recorded by the Partnership             $         25,000    $       (139,000)  $       (201,000)
                                                            ===============     ===============    ==============

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

          Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $447,060 and $359,107, as of March 31, 2004 and 2003, respectively. Of the accumulated amortization recorded on the balance sheet at March 31, 2004, $24,119 and $24,375 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2004, 2003 and 2002, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance and $82,520, was reflected in the impairment loss during the year ended March 31, 2004.

          Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $32,018 which have been included in investments in limited partnerships and were fully amortized at March 31, 2004.

          An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages, for the life of the Partnership. Management fees of $111,855, $111,855 and $111,854 were incurred during the years ended March 31, 2004, 2003 and 2002, respectively, of which $0, $0 and $2,430 was paid during the years ended March 31, 2004, 2003 and 2002, respectively.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $19,000 during the years ended March 31, 2004.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                                March 31
                                                                                      -----------------------------

                                                                                         2004            2003
                                                                                      ------------   --------------

Reimbursement for expenses paid by the General Partners
   or an affiliate                                                                  $      30,252  $         9,690

Asset management fee payable                                                            1,402,385        1,290,529
                                                                                      ------------   --------------

Total                                                                               $   1,432,637  $     1,300,219
                                                                                      ============   ==============

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $          1,000    $          2,000   $              0    $          1,000

Operating expenses                             (34,000)            (42,000)           (30,000)           (502,000)

Equity in losses of limited
     partnerships                              (25,000)            (26,000)           (26,000)            102,000

Net loss                                       (58,000)            (66,000)           (56,000)           (399,000)

Net Loss available to limited
     partners                                  (58,000)            (65,000)           (55,000)           (395,000)

Net Loss per limited partner unit                   (8)                 (9)                (7)                (53)


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2004, 2003 and 2002



NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $              -    $          2,000   $              -    $              -

Operating expenses                             (36,000)            (40,000)           (32,000)            (33,000)

Equity in losses of limited
     partnerships                              (39,000)            (26,000)           (26,000)            (48,000)

Net loss                                       (75,000)            (64,000)           (58,000)            (81,000)

Net Loss available to limited
     partners                                  (74,000)            (64,000)           (57,000)            (81,000)

Net Loss per limited partner unit                  (10)                 (8)                (8)                (11)



Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

As of the end of the period covered by this report,  the  Partnership's  General
Partner, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended
March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management


In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the
----------------------------     --------------------
Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Inapplicable.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (I)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor Associates has an audit committee.

(i)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(j)  Code of Ethics
     --------------

     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000 were incurred during each of the years ended March 31, 2004, 2003 and 2002. The Partnership paid the General Partners and or their affiliates $0, $0, and $3,000 of those fees during the years ended March 31, 2004, 2003 and 2002, respectively.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $19,000, $15,000 and $34,000 during the years ended March 31, 2004, 2003 and 2002, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $60, $60 and $1,100 for Associates and $7, $7 and $120 for Mr. Cooper for the calendar years ended December 31, 2003, 2002 and 2001, respectively. The General Partners are also entitled to receive a percentage of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

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

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Fund's independent auditors for the years ended March 31:

                                             2004                2003
                                        ---------------     ---------------

Audit Fees                            $         14,451              16,315
Audit-related Fees                                   -                   -
Tax Fees                                         1,625               1,500
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         16,076              17,815
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of  Independent  Registered  Public  Accounting  Firm- Reznick,
            Fedder & Silverman
          Report of Independent Registered Public Accounting Firm - BDO Seidman,
            LLP
          Balance  Sheets,  March  31,  2004 and 2003
          Statements of Operations for the years ended March 31, 2004,  2003 and
            2002
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2004, 2003 and 2002
          Statements of Cash Flows for the years ended March 31, 2004,  2003 and
            2002
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

          Report of Independent Registered Public Accounting Firm on Financial Statement Schedules- Reznick Fedder & Silverman
          Report of Independent Registered Public Accounting Firm on Financial Statement Schedules - BDO Seidman, LLP
          Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

          NONE

(c)       Exhibits.
          ---------

3.1       Agreement of Limited  Partnership  dated  September  15, 1988 filed as
          Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein as Exhibit 3.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Countryway Associates filed as exhibit 10.1 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.1

99.2 Amended and Restated Agreement of Limited Partnership of Alta Vista Investors filed as exhibit 10.2 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of Yreka Investment Group filed as exhibit 10.3 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.3.

99.4      Amended  and  Restated   Agreement  of  Limited   Partnership  of  BCA
          Associates filed as exhibit 10.7 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of HPA Investors filed as exhibit 10.8on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Cloverdale Garden Apartments filed as exhibit 10.11 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of Knights Landing Harbor filed as exhibit 10.13 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Woodlake Manor filed as exhibit 10.16 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of East Garden Apartments filed as exhibit 10.18 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of Midland Manor Associates filed as exhibit 0.26 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of San Jacinto Associates filed as exhibit 10.27 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.11.

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          (a)(2) hereof.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT
                                    SCHEDULES


To the Partners
WNC California Housing Tax Credits, L.P.


The audit referred to in our report dated June 18, 2004 relating to the 2004 financial statements of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2004." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

                                                 /s/Reznick Fedder & Silverman

Bethesda, Maryland
June 18, 2004

 Report of Independent Registered Public Accounting Firm on Financial Statement
                                   Schedules




To the Partners
WNC California Housing Tax Credits, L.P.


The audits referred to in our report dated May 2, 2003, relating to the 2003 and 2002 financial statements of WNC California Housing Tax Credits, L.P. (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                      /s/ BDO SEIDMAN, LLP


Costa Mesa, California
May 2, 2003

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2004                          As of December 31, 2003
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista                      Orosi,
Investors                       California    $    583,000    $   583,000    $  1,418,000    $  2,128,000   $ 1,014,000 $  1,114,000

BCA                             Anderson,
Associates                      California         514,000        514,000       1,407,000       2,062,000       715,000    1,347,000

Cloverdale Garden               Cloverdale,
Apartments                      California         617,000        617,000       1,619,000       2,201,000       651,000    1,550,000

Countryway                      Mendota,
Associates                      California         571,000        571,000       1,458,000       2,194,000     1,069,000    1,125,000

East Garden                     Jamestown,
Apartments                      California         770,000        770,000       2,135,000       2,962,000       879,000    2,083,000

HPA                             Shafter,
Investors                       California         538,000        538,000       1,495,000       2,209,000       768,000    1,441,000

Knights                         Knights
Landing                         Landing,
Harbor                          California         275,000        275,000         971,000       1,372,000       474,000      898,000

Midland Manor                   Mendota,
Associates                      California         383,000        383,000       1,412,000       1,867,000       841,000    1,026,000

San Jacinto                     San Jacinto,
Associates                      California         469,000        469,000       1,797,000       2,349,000       584,000    1,765,000

Woodlake                        Woodlake,
Manor                           California         545,000        545,000       1,437,000       2,137,000     1,034,000    1,103,000

Yreka Investment                Yreka,
Group                           California         538,000        538,000       1,451,000       2,044,000       602,000    1,442,000
                                              ------------    -----------    ------------    ------------   ----------- ------------

                                              $  5,803,000    $ 5,803,000    $ 16,600,000    $ 23,525,000   $ 8,631,000 $ 14,894,000
                                              ============    ===========    ============    ============   =========== ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                    $   225,000         $  (6,000)          1989         Completed            27.5

BCA Associates                              233,000            22,000           1989         Completed              40

Cloverdale Garden Apartments                237,000             3,000           1989         Completed              40

Countryway Associates                       170,000           (72,000)          1989         Completed            27.5

East Garden Apartments                      334,000            24,000           1989         Completed              40

HPA Investors                               227,000             5,000           1989         Completed              40

Knights Landing Harbor                      159,000            11,000           1989         Completed              40

Midland Manor Associates                    237,000            15,000           1990         Completed            27.5

San Jacinto Associates                      260,000           (12,000)          1990         Completed              50

Woodlake Manor                              284,000            23,000           1989         Completed              30

Yreka Investment Group                      226,000           (69,000)          1989         Completed              50
                                        -----------         ----------

                                        $ 2,592,000         $ (56,000)
                                        ===========         ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista                      Orosi,
Investors                       California    $    583,000    $   583,000    $  1,423,000    $  2,124,000   $   935,000 $  1,189,000

BCA                             Anderson,
Associates                      California         514,000        514,000       1,412,000       2,049,000       662,000    1,387,000

Cloverdale Garden               Cloverdale,
Apartments                      California         617,000        617,000       1,625,000       2,163,000       579,000    1,566,000

Countryway                      Mendota,
Associates                      California         571,000        571,000       1,463,000       2,175,000       978,000    1,197,000

East Garden                     Jamestown,
Apartments                      California         770,000        770,000       2,138,000       2,923,000       799,000    2,124,000

HPA                             Shafter,
Investors                       California         538,000        538,000       1,500,000       2,203,000       710,000    1,493,000

Knights                         Knights
Landing                         Landing,
Harbor                          California         275,000        275,000         974,000       1,371,000       440,000      931,000

Midland Manor                   Mendota,
Associates                      California         383,000        383,000       1,417,000       1,862,000       771,000    1,091,000

San Jacinto                     San Jacinto,
Associates                      California         469,000        469,000       1,770,000       2,349,000       542,000    1,807,000

Woodlake                        Woodlake,
Manor                           California         545,000        545,000       1,442,000       2,137,000       962,000    1,175,000

Yreka Investment                Yreka,
Group                           California         538,000        538,000       1,457,000       2,044,000       565,000    1,479,000
                                              ------------    -----------    ------------    ------------   ----------- ------------

                                              $  5,803,000    $ 5,803,000    $ 16,621,000    $ 23,400,000   $ 7,961,000 $ 15,439,000
                                              ============    ===========    ============    ============   =========== ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2003
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                    $   168,000        $  (78,000)          1989         Completed            27.5

BCA Associates                              163,000           (30,000)          1989         Completed              40

Cloverdale Garden Apartments                208,000             4,000           1989         Completed              40

Countryway Associates                       170,000           (72,000)          1989         Completed            27.5

East Garden Apartments                      249,000           (44,000)          1989         Completed              40

HPA Investors                               177,000           (38,000)          1989         Completed              40

Knights Landing Harbor                      125,000           (21,000)          1989         Completed              40

Midland Manor Associates                    157,000           (58,000)          1990         Completed            27.5

San Jacinto Associates                      213,000           (14,000)          1990         Completed              50

Woodlake Manor                              187,000           (52,000)          1989         Completed              30

Yreka Investment Group                      171,000           (33,000)          1989         Completed              50
                                        -----------         ----------

                                        $ 1,988,000        $ (436,000)
                                        ===========         ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                                   Mortgage
                                             Total Investment      Amount of      Balances of
                                             in Local Limited    Investment Paid Local Limited   Property and  Accumulated  Net Book
      Partnership Name          Location         Partnerships        to Date      Partnerships    Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista                      Orosi,
Investors                       California    $    583,000    $   583,000    $  1,428,000    $  2,092,000   $   857,000 $  1,235,000

BCA                             Anderson,
Associates                      California         514,000        514,000       1,416,000       2,040,000       611,000    1,429,000

Cloverdale Garden               Cloverdale,
Apartments                      California         617,000        617,000       1,630,000       2,163,000       541,000    1,622,000

Countryway                      Mendota,
Associates                      California         571,000        571,000       1,469,000       2,142,000       890,000    1,252,000

East Garden                     Jamestown,
Apartments                      California         770,000        770,000       2,144,000       2,903,000       722,000    2,181,000

HPA                             Shafter,
Investors                       California         538,000        538,000       1,504,000       2,203,000       654,000    1,549,000

Knights                         Knights
Landing                         Landing,
Harbor                          California         275,000        275,000         978,000       1,363,000       406,000      957,000

Midland Manor                   Mendota,
Associates                      California         383,000        383,000       1,421,000       1,852,000       704,000    1,148,000

San Jacinto                     San Jacinto,
Associates                      California         469,000        469,000       1,776,000       2,349,000       501,000    1,848,000

Woodlake                        Woodlake,
Manor                           California         545,000        545,000       1,447,000       2,138,000       890,000    1,248,000

Yreka Investment                Yreka,
Group                           California         538,000        538,000       1,462,000       2,044,000       528,000    1,516,000
                                              ------------    -----------    ------------    ------------   ----------- ------------

                                              $  5,803,000    $ 5,803,000    $ 16,675,000    $ 23,289,000   $ 7,304,000 $ 15,985,000
                                              ============    ===========    ============    ============   =========== ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              --------------------------------------------------------------------------------------
                                                      For the year ended December 31, 2001
                              --------------------------------------------------------------------------------------
                                                    Net Income     Year Investment                Estimated Useful
      Partnership Name          Rental Income         (Loss)          Acquired         Status       Life (Years)
--------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                    $   158,000        $  (43,000)          1989         Completed            27.5

BCA Associates                              162,000           (25,000)          1989         Completed              40

Cloverdale Garden Apartments                190,000           (28,000)          1989         Completed              40

Countryway Associates                       160,000           (70,000)          1989         Completed            27.5

East Garden Apartments                      232,000           (34,000)          1989         Completed              40

HPA Investors                               157,000           (58,000)          1989         Completed              40

Knights Landing Harbor                      116,000           (25,000)          1989         Completed              40

Midland Manor Associates                    152,000           (50,000)          1990         Completed            27.5

San Jacinto Associates                      190,000           (16,000)          1990         Completed              50

Woodlake Manor                              167,000          (114,000)          1989         Completed              30

Yreka Investment Group                      166,000           (17,000)          1989         Completed              50
                                        -----------         ----------

                                        $ 1,850,000        $ (480,000)
                                        ===========         ==========

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

Date:  September 24, 2004

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

Date:  September 24, 2004


By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior  Vice-President  - Chief  Financial  Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 24, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  September 24, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  September 24, 2004