Form 10-Q
period 2004-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2004-10-25
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 2004



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            June 30, 2004 and March 31, 2004...................................2

        Statements of Operations
            For the Three Months Ended June 30, 2004 and 2003..................3

       Statement of Partners' Deficit
            For the Three Months Ended June 30, 2004...........................4

       Statements of Cash Flows
            For the Three Months Ended June 30, 2004 and 2003..................5

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

       Item 1. Legal Proceedings..............................................15

       Item 6. Exhibits and Reports on Form 8-K...............................15

       Signatures.............................................................16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   June 30, 2004               March 31, 2004
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                13,401       $             7,209
Investments in limited partnerships, net (Note 2)                                  -                         -
                                                               -----------------------       -------------------

                                                             $                13,401       $             7,209
                                                               =======================       ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,462,934       $         1,432,637
                                                               -----------------------       -------------------

Commitments and  contingencies
Partners' deficit:
 General partner                                                             (79,337)                  (79,096)
 Limited partners (10,000 units authorized,
   7,450 units issued and outstanding)                                    (1,370,196)               (1,346,332)
                                                               -----------------------       -------------------

   Total partners' deficit:                                               (1,449,533)               (1,425,428)
                                                               -----------------------       -------------------

                                                             $                13,401       $             7,209
                                                               =======================       ===================

                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                   For the Three Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                 2004                           2003
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

             Interest income                        $                         3    $                         1
             Distribution income                                          6,189                          1,033
                                                      ---------------------------    ---------------------------

                                                                          6,192                          1,034
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Amortization (Note 2)                                          -                          1,356
               Asset management fees (Note 3)                            27,964                         27,964
               Legal and accounting                                       1,525                          3,570
               Other                                                        808                          1,192
                                                      ---------------------------    ---------------------------

                 Total operating expenses                                30,297                         34,082
                                                      ---------------------------    ---------------------------

             Loss from operations                                       (24,105)                       (33,048)

             Equity in losses of
               limited partnerships (Note 2)                                  -                        (25,434)
                                                      ---------------------------    ---------------------------

             Net loss                               $                   (24,105)   $                   (58,482)
                                                      ===========================    ===========================

             Net loss allocated to:
               General partner                      $                      (241)   $                      (585)
                                                      ===========================    ===========================

               Limited partners                     $                   (23,864)   $                   (57,897)
                                                      ===========================    ===========================

             Net loss per limited partnership
             unit                                   $                        (3)   $                        (8)
                                                      ===========================    ===========================

             Outstanding weighted limited
               partner units                                              7,450                          7,450
                                                      ===========================    ===========================

                 See accompanying notes to financial statements
                                        3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2004
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2004                   $         (79,096)    $     (1,346,332)  $       (1,425,428)

Net loss                                                           (241)             (23,864)             (24,105)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2004                    $         (79,337)    $     (1,370,196)  $       (1,449,533)
                                                        =================     ================   ==================




                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)


                                                                                    2004                   2003
                                                                            ---------------------     ----------------
    Cash flows from operating activities:

      Net loss                                                            $             (24,105)    $        (58,482)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                      -                1,356
            Equity in losses of limited partnerships                                          -               25,434
            Change in accrued fees and expense due to
              General Partner and affiliates                                             30,297               32,726
                                                                            ---------------------     ----------------

                 Net cash provided by operating activities                                6,192                1,034
                                                                            ---------------------     ----------------

    Cash flows from investing activities:
        Distributions from limited partnerships                                               -                1,884
                                                                            ---------------------     ----------------

    Net increase in cash and cash equivalents                                             6,192                2,918

    Cash and cash equivalents, beginning of period                                        7,209                  734
                                                                            ---------------------     ----------------

    Cash and cash equivalents, end of period                              $              13,401     $          3,652
                                                                            =====================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $            800
                                                                            =====================     ================

                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Anticipated future and existing cash resources of the Partnership are not sufficient to meet existing contractual cash obligations. Substantially all of the future contractual cash obligations of the Partnership are payable to the General Partner. Though a substantial portion of the amounts contractually obligated to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not acquire the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and /or its affiliates demand current payment of these contractual obligations and/or suspend services for this or any other reason.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2004 and 2003 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the limited partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to limited partners. To date no properties in the Partnership have been selected.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2004, the Partnership had no cash equivalents.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                               For the Three Months               For the Year
                                                                       Ended                          Ended
                                                                   June 30, 2004                 March 31, 2004
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                        -       $             453,314
          Equity in income of limited
            partnerships                                                            -                      38,410
          Distributions received from
          limited
            partnerships                                                            -                      (2,815)
          Amortization of capitalized
            acquisition fees and costs                                              -                    (488,909)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                        -       $                   -
                                                             ==========================       =====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2004                           2003
                                                                ---------------------           --------------------

               Revenues                                       $             664,000           $            517,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                            95,000                         97,000
                 Depreciation & amortization                                168,000                        164,000
                 Operating expenses                                         415,000                        365,000
                                                                ---------------------           --------------------
                   Total expenses                                           678,000                        626,000
                                                                ---------------------           --------------------

               Net loss                                       $             (14,000)          $           (109,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (14,000)          $           (108,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $            (25,000)
                                                                =====================           ====================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred during each of the three months ended June 30, 2004 and 2003. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2004 and 2003.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $2,427 and $4,533 during the three months ended June 30, 2004 and 2003, respectively.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2004
                                   (unaudited)



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partners and affiliates consisted of the following:

                                                                       June 30, 2004             March 31, 2004
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners or an affiliates                             $                 32,586     $            30,252
       Asset management fee payable                                            1,430,348               1,402,385
                                                                   ----------------------       -----------------

                                                                $              1,462,934     $         1,432,637
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least September 30, 2005.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $13,000 in cash and aggregate investments in the eleven Local Limited Partnerships of $0. Liabilities at June 30, 2004 consisted primarily of $1,430,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(24,000), reflecting a decrease of approximately $34,000 from the $(58,000) net loss experienced for the three months ended June 30, 2003. The decrease in net loss is primarily due to equity in losses of Local Limited Partnerships which decreased by $25,000 to $0 for the three months ended June 30, 2004 from $(25,000) for the three months ended June 30, 2003. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses of Local Limited Partnerships, the loss from operations decreased by approximately $9,000 to $(24,000) for the three months ended June 30, 2004 from $(33,000) for the three months ended June 30, 2003, which was contributed by a $5,000 increase in distribution income along with a $2,000 decrease in amortization and a $2,000 decrease in accounting and legal expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net increase in cash during the three months ended June 30, 2004 was $6,000 compared to a net increase in cash for the three months ended June 30, 2003 of $3,000.

During the three months ended June 30, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $30,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least September 30, 2005.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

          NONE

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  October 25, 2004






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date:  October 25, 2004