Form 10-Q
period 2004-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2005-01-26
CIK 845750

2



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
            September 30, 2004 and March 31, 2004..............................3

       Statements of Operations
            For the Three and Six Months Ended September 30, 2004 and 2003 ....4

       Statement of Partners' Deficit
            For the Six Months Ended September 30, 2004  ......................5

       Statements of Cash Flows
            For the Six Months Ended September 30, 2004 and 2003  .............6

       Notes to Financial Statements  .........................................7

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations  ...................................15

       Item 3. Quantitative and Qualitative Disclosures About Market Risks  ..16

       Item 4. Controls and Procedures  ......................................16

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings .............................................17

       Item 2. Changes in Securities and Use of Proceeds......................17

       Item 3. Defaults Upon Senior Securities................................17

       Item 4. Submission of Matters to a Vote of Security Holders............17

       Item 5. Other Information..............................................17

       Item 6. Exhibits ......................................................17

       Signatures  ...........................................................18



                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS








                                                                 September 30, 2004            March 31, 2004
                                                               -----------------------       ------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                18,170       $            7,209
Investments in limited partnerships, net (Note 2)                                  -                        -
                                                               -----------------------       ------------------

                                                             $                18,170       $            7,209
                                                               =======================       ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                    $             1,499,304       $        1,432,637
                                                               -----------------------       ------------------


Commitments and  contingencies

Partners' deficit:
  General partner                                                            (79,653)                 (79,096)
  Limited partners (10,000 units authorized;
   7,450 units issued and outstanding)                                    (1,401,481)              (1,346,332)
                                                               -----------------------       ------------------

   Total partners' deficit:                                               (1,481,134)              (1,425,428)
                                                               -----------------------       ------------------

                                                             $                18,170       $            7,209
                                                               =======================       ==================


                 See accompanying notes to financial statements
                                       3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)



                                                             2004                                         2003
                                          -------------------------------------------    ---------------------------------------
                                             Three Months            Six Months            Three Months          Six Months
                                          -------------------    --------------------    ------------------   ------------------

Interest income                         $                 2    $                  5    $                3   $                4
Distribution income                                   4,767                  10,956                 1,584                2,617
                                          -------------------    --------------------    ------------------   ------------------

                                                      4,769                  10,961                 1,587                2,621
                                          -------------------    --------------------    ------------------   ------------------

Operating expenses:
  Amortization (Note 2)                                   -                       -                 1,356                2,712
  Asset management fees (Note 3)                     27,963                  55,927                27,964               55,928
  Legal and accounting                                8,380                  10,032                12,355               15,925
  Other                                                  27                     708                   556                1,748
                                          -------------------    --------------------    ------------------   ------------------

    Total operating expenses                         36,370                  66,667                42,231               76,313
                                          -------------------    --------------------    ------------------   ------------------

Loss from operations                                (31,601)                (55,706)              (40,644)             (73,692)

Equity in losses of
 limited partnerships (Note 2)                            -                       -               (25,433)             (50,867)
                                          -------------------    --------------------    ------------------   ------------------

Net loss                                $           (31,601)   $            (55,706)   $          (66,077)  $         (124,559)
                                          ===================    ====================    ==================   ==================

Net loss allocated to:
  General partner                       $              (316)   $               (557)   $             (661)  $           (1,246)
                                          ===================    ====================    ==================   ==================

  Limited partners                      $           (31,285)   $            (55,149)   $          (65,416)  $         (123,313)
                                          ===================    ====================    ==================   ==================

Net loss per limited partnership unit                    (4)                     (7)                   (9)                 (17)
                                          ===================    ====================    ==================   ==================

Outstanding weighted limited partner
units                                                 7,450                   7,450                 7,450                7,450
                                          ===================    ====================    ==================   ==================



                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2004
                                   (unaudited)


                                                            General               Limited
                                                            Partner               Partners              Total
                                                        -----------------     ----------------   ------------------


Partners' deficit at March 31, 2004                   $         (79,096)    $     (1,346,332)  $       (1,425,428)

Net loss                                                           (557)             (55,149)             (55,706)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2004               $         (79,653)    $     (1,401,481)  $       (1,481,134)
                                                        =================     ================   ==================


                 See accompanying notes to financial statements
                                       5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)


                                                                                    2004                    2003

                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $             (55,706)    $        (124,559)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                      -                 2,712
            Equity in losses of limited partnerships                                          -                50,867
            Change in accrued fees and expense due to
              General Partner and affiliates                                             66,667                73,600
                                                                            ---------------------     -----------------

                 Net cash provided by operating
                 activities                                                              10,961                 2,620
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions received from limited partnerships                                      -                 1,885
                                                                            ---------------------     -----------------

    Net increase in cash and cash equivalents                                            10,961                 4,405

    Cash and cash equivalents, beginning of period                                        7,209                   734
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $              18,170     $           5,239
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $               -
                                                                            =====================     =================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. are the general partners of the Partnership (the "General Partners"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the Associates as the Partnership and General Partner have no employees of its own.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

Equity in losses of limited partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30 and March 31, 2004, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)

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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:


                                                             For the Six Months Ended          For the Year Ended
                                                                September 30, 2004               March 31, 2004
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                        -       $            453,314
          Equity in income (losses) of limited
            partnerships                                                            -                     25,028
          Impairment loss                                                           -                   (470,093)
          Distributions received                                                    -                     (2,816)
          Amortization of paid
            acquisition fees and costs                                              -                     (5,433)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                        -       $                  -
                                                             ==========================       =====================



                                       12

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2004                           2003
                                                                ---------------------           --------------------

               Revenues                                       $           1,329,000           $          1,033,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           191,000                        193,000
                 Depreciation & amortization                                336,000                        328,000
                 Operating expenses                                         830,000                        729,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,357,000                      1,250,000
                                                                ---------------------           --------------------

               Net loss                                       $             (28,000)          $           (217,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (28,000)          $           (216,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                    -          $            (51,000)
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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2004
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,927 and $55,928 were incurred during the six months ended September 30, 2004 and 2003, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during the six months ended September 30, 2004 and 2003.

The accrued fees and expenses due to the General Partners and affiliates consist of the following as of the dates indicated.


                                                                    September 30, 2004           March 31, 2004
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners and affiliates                               $               40,992      $            30,252
       Asset management fee payable                                          1,458,312                1,402,385
                                                                   ----------------------       -----------------

                                                                $            1,499,304      $         1,432,637
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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted of $18,000 in cash. Liabilities at September 30, 2004 primarily consisted of $1,499,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(32,000), reflecting a decrease of approximately $34,000 from the $(66,000) net loss experienced for the three months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships remained $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(56,000), reflecting a decrease of approximately $69,000 from the $(125,000) net loss experienced for the six months ended September 30, 2003. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships remained $0 at September 30, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. Net increase in cash during the six months ended September 30, 2004 was $11,000 compared to a net change in cash for the six months ended September 30, 2003 of $5,000. The $6,000 change was due primarily to an increase in operating expenses of $8,000, offset by a decrease in distributions from limited partnerships of $2,000.

During the six months ended September 30, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $67,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the partnership. Substantially all of the liabilities of the Partnership are payable to the General Partner. Though a substantial portion of the amounts payable to the General Partner are contractually currently payable, the Partnership anticipates that the General Partner will not require the payment of these contractual obligations until capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. However, the Partnership is contractually required to pay these obligations to the General Partner and/or its affiliates on a current basis. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of these contractual obligations and or suspend services for this or any other reason.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date:  January 25, 2005






By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 25, 2005