Form 10-Q
period 2004-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2005-01-26
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2004

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

                              INDEX TO FORM 10 - Q

                     For the Quarter Ended December 31, 2004



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
            December 31, 2004 and March 31, 2004...............................2

       Statements of Operations
            For the Three and Nine Months Ended December 31, 2004 and 2003 ....3

       Statement of Partners' Deficit
            For the Nine Months Ended December 31, 2004 .......................4

       Statements of Cash Flows
            For the Nine Months ended December 31, 2004 and 2003 ..............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

       Item 3. Quantitative and Qualitative Disclosures
               About Market Risks.............................................15

       Item 4. Controls and Procedures....................................... 15

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................16

       Item 2.  Changes in Securities and Use of Proceeds.....................16

       Item 3.  Defaults Upon Senior Securities...............................16

       Item 4.  Submission of Matters to a Vote of Security Holders.......... 16

       Item 5.  Other Information............................................ 16

       Item 6. Exhibits ......................................................16

       Signatures.............................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 December 31, 2004             March 31, 2004
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                    $                18,176       $             7,209
Investments in limited partnerships, net (Note 2)                                  -                         -
                                                               -----------------------       -------------------

                                                             $                18,176       $             7,209
                                                               =======================       ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,527,718       $         1,432,637
                                                               -----------------------       -------------------

Partners' deficit:
 General Partner                                                             (79,937)                  (79,096)
 Limited partners (10,000 units authorized;
   7,450 units issued and outstanding)                                    (1,429,605)               (1,346,332)
                                                               -----------------------       -------------------

   Total partners' deficit:                                               (1,509,542)               (1,425,428)
                                                               -----------------------       -------------------

                                                             $                18,176       $             7,209
                                                               =======================       ===================




                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                             2004                                         2003
                                          -------------------------------------------    ---------------------------------------
                                            Three Months             Nine months           Three Months           Nine months
                                          -----------------      --------------------    ------------------     ----------------

Interest income                         $               6      $                 11    $                3     $              7
Distribution income                                     -                    10,956                     -                2,617
                                          -----------------      --------------------    ------------------     ----------------
                                                        6                    10,967                     3                2,624

Operating expenses:
  Amortization (Note 2)                                 -                         -                 1,365                4,077
  Asset management fees (Note 3)                   27,964                    83,891                27,963               83,891
  Legal and accounting                                102                    10,134                   526               16,451
  Other                                               348                     1,056                   519                2,267
                                          -----------------      --------------------    ------------------     ----------------

    Total operating expenses                       28,414                    95,081                30,373              106,686
                                          -----------------      --------------------    ------------------     ----------------

Loss from operations                              (28,408)                  (84,114)              (30,370)            (104,062)

Equity in losses of
 limited Partnerships (Note 2)                          -                         -               (25,434)             (76,301)
                                          -----------------      --------------------    ------------------     ----------------

Net loss                                $         (28,408)     $            (84,114)   $          (55,804)    $       (180,363)
                                          =================      ====================    ==================     ================

Net loss allocated to:
  General Partner                       $            (284)     $               (841)   $             (558)    $         (1,804)
                                          =================      ====================    ==================     ================

  Limited Partners                      $         (28,124)     $            (83,273)   $          (55,246)    $        (78,559)
                                          =================      ====================    ==================     ================

Net loss per limited partnership unit   $              (4)     $                (11)   $               (7)    $            (24)
                                          =================      ====================    ==================     ================

Outstanding weighted limited partner
units                                               7,450                     7,450                 7,450                7,450
                                          =================      ====================    ==================     ================






                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)



                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2004                   $         (79,096)    $     (1,346,332)  $        (1,425,428)

Net loss                                                           (841)             (83,273)              (84,114)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2004                $         (79,937)    $     (1,429,605)  $        (1,509,542)
                                                        =================     ================   ==================






                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)


                                                                                    2004                    2003
                                                                            ---------------------     -----------------
    Cash flows from operating activities:

      Net loss                                                            $             (84,114)    $        (180,363)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                      -                 4,077
            Equity in losses of limited partnerships                                          -                76,301
            Change in accrued fees and expense due to
              General Partner and affiliates                                             95,081               102,609
                                                                            ---------------------     -----------------

                 Net cash provided by operating activities                               10,967                 2,624
                                                                            ---------------------     -----------------

    Cash flows from investing activities:
        Distributions received from limited partnerships                                      -                 1,884
                                                                            ---------------------     -----------------

    Net increase in cash and cash equivalents                                            10,967                 4,508

    Cash and cash equivalents, beginning of period                                        7,209                   734
                                                                            ---------------------     -----------------

    Cash and cash equivalents, end of period                              $              18,176     $           5,242
                                                                            =====================     =================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $               -
                                                                            =====================     =================




                 See accompanying notes to financial statements
                                       5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31 and March 31, 2004, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)


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

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                For the Nine Months            For the Year Ended
                                                                       Ended
                                                                 December 31, 2004               March 31, 2004
                                                             --------------------------       ---------------------

          Investments per balance sheet,
            beginning of period                            $                         -       $             453,314
          Equity in income (losses) of limited
            partnerships                                                             -                      25,028
          Distributions received                                                     -                      (2,816)
          Impairment loss                                                            -                    (470,093)
          Amortization of paid
            acquisition fees and costs                                               -                      (5,433)
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
            end of period                                  $                         -       $                   -
                                                             ==========================       =====================



                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2004                           2003
                                                                ---------------------           --------------------

               Revenues                                       $           1,993,000           $          1,550,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           286,000                        290,000
                 Depreciation & amortization                                504,000                        493,000
                 Operating expenses                                       1,245,000                      1,094,000
                                                                ---------------------           --------------------
                   Total expenses                                         2,035,000                      1,877,000
                                                                ---------------------           --------------------

               Net loss                                       $             (42,000)          $           (327,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (42,000)          $           (324,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $            (76,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,891 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2004 and 2003.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were $0 during the nine months ended December 31, 2004 and 2003.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                     December 31, 2004           March 31, 2004
                                                                   ----------------------       -----------------

       Reimbursement for expenses paid by the General
          Partners and affiliates                               $                 41,442     $            30,252
       Asset management fee payable                                            1,486,276               1,402,385
                                                                   ----------------------       -----------------

                                                                $              1,527,718     $         1,432,637
                                                                   ======================       =================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The  Partnership   currently  has  insufficient  working  capital  to  fund  its operations.  WNC has agreed to continue providing advances  sufficient enough to fund the operations and working capital  requirements of the Partnership through at least December 31, 2005.



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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted of $18,000 in cash. Liabilities at December 31, 2004 primarily consisted of $1,528,000 of accrued asset management fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(28,000), reflecting a decrease of approximately $28,000 from the net loss of $(56,000) experienced for the three months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $26,000 due to losses of $(26,000) for the three months ended December 31, 2003 compared to the loss of $0 for the three months ended December 31, 2004. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships remained at $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses from Limited Partnerships there was also a decrease of $2,000 in loss from operations to $(28,000) for the three months ended December 31, 2004 from $(30,000) for the three months ended December 31, 2003. The decrease in losses from operations was due to a decrease of $1,000 in amortization, along with a combined decrease of approximately $1,000 in legal, accounting and other operating expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(84,000), reflecting a decrease of $96,000 from the net loss of $(180,000) experienced for the nine months ended December 31, 2003. The decrease in net loss is primarily due to a decrease of equity in losses from limited partnerships of $76,000 due to losses of $(76,000) for the nine months ended December 31, 2003 compared to the loss of $0 for the nine months ended December 31, 2004. This decrease was a result of the Partnership not recognizing any losses of the Local Limited Partnerships. The investments in all Local Limited Partnerships remained at $0 at December 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investments are not recognized. In addition to the decrease in equity in losses from Limited Partnerships there was also a decrease of $20,000 in loss from operations to $(84,000) for the nine months ended December 31, 2004 from $(104,000) for the nine months ended December 31, 2003. The decrease in losses from operations was due to a decrease of $4,000 in amortization, a $1,000 decrease in other operating expenses, a $7,000 decrease in legal and accounting expense along with a $8,000 increase in distribution income.

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net increase in cash during the nine months ended December 31, 2004 was $11,000 compared to an increase in cash for the nine months ended December 31, 2003 of $5,000 reflect a net change of $6,000. The change in net cash is primarily due to a decrease of $8,000 in accrued fees and expenses due to General Partner and affiliates. Which was offset by a decrease in distributions from limited partnerships of $(2,000).

During the nine months ended December 31, 2004, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $95,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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