Form 10-K
period 2005-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2005-11-14
CIK 845750

WNC California Housing Tax Credits, L.P.

                                   Exceptions
                                   ----------

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January, February and March and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships; however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as "UNAUDITED" as it is without an audit opinion.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2005

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
             Irvine, CA                                     (Zip Code)
             (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


           Securities registered pursuant to Section 12(b)of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes               No   X
    ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No    X
    ------           ------

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

As of March 31, 2005, the Partnership had invested in eleven Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.


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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates and for the periods indicated:





                                              ----------------------------------  --------------------------------------------------
                                                    As of March 31, 2005                         As of December 31, 2004
                                              ----------------------------------  --------------------------------------------------

                                                  Partnership's                                        Estimated           Mortgage
Local                           General          Total Investment   Amount of      Number              Aggregate Low    Balances of
Limited                         Partner          in Local Limited   Investment      of                 Income Housing  Local Limited
Partnership Name  Location      Name              Partnerships      Paid to Date   Units   Occupancy   Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------


                               Philip R. Hammond,
Alta Vista        Orosi,       Jr. and Diane M.
Investors         California   Hammond             $ 1,583,000     $  583,000       42        98%      $  1,274,000     $  1,412,000

                  Anderson,
BCA Associates    California   Douglas W. Young        514,000        514,000       40        98%         1,105,000        1,401,000

                               David J. Michael,
                               Patrick R.
                               Sabelhaus and
Cloverdale                     Professional
Garden            Cloverdale,  Apartment
Apartments        California   Management              617,000        617,000       34       100%         1,387,000        1,614,000

                               Philip R. Hammond
Countryway        Mendota,     Jr. and Diane M.
Associates        California   Hammond                 571,000        571,000       41        98%         1,162,000        1,452,000

                               David J. Michael
                               and Professional
East Garden       Jamestown,   Apartment
Apartments        California   Management              770,000        770,000       51        98%         1,772,000        2,123,000


HPA               Shafter,
                  California   Douglas W. Young        538,000        538,000       42        95%         1,223,000        1,489,000


                  Knights
Knights           Landing,     Douglas W. Young
Landing Harbor    California   and Diane L. Young      275,000        275,000       25        92%           446,000          967,000





                                              ----------------------------------  --------------------------------------------------
                                                    As of March 31, 2005                         As of December 31, 2004
                                              ----------------------------------  --------------------------------------------------

                                                  Partnership's                                        Estimated           Mortgage
Local                           General          Total Investment   Amount of      Number              Aggregate Low    Balances of
Limited                         Partner          in Local Limited   Investment      of                 Income Housing  Local Limited
Partnership Name  Location      Name              Partnerships      Paid to Date   Units   Occupancy   Credits (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                Philip R. Hammond
Midland Manor     Mendota,      Jr. and Diane M.       383,000        383,000       40        98%           668,000        1,407,000
Associates        California    Hammond


                                Richard Parasol
San Jacinto       San Jacinto,  and Richard A.         469,000        469,000       38       100%           830,000        1,781,000
Associates        California    Gullota


                                Thomas G. Larson,
                                William H. Larson
Woodlake          Woodlake,     and Raymond L.
Manor             California    Tetzlaff               545,000        545,000       44       100%         1,146,000        1,431,000


Yreka
Investment        Yreka,        Ronald D.
Group             California    Bettencourt            538,000        538,000       36       100%         1,174,000        1,445,000
                                                    ----------     ----------     -----     ------       -----------      ----------

                                                   $ 5,803,000    $ 5,803,000      433        98%      $ 12,187,000     $ 16,522,000
                                                   ===========    ===========    ======     ======     =============   =============



(1) Represents aggregate total anticipated Low Income Housing Credits received over the 10 year credit period if the Housing complexes are retained and rented and in compliance with credit rules for the 15-year compliance period. Substantially all of the anticipated Low Income Housing Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount Low Income Housing Credits being allocated to the Limited Partners in the future.

                    ------------------------------------------------------------
                                    For the Year Ended December 31, 2004
                    ------------------------------------------------------------
                                                                                            Low Income Housing Credits
Partnership Name                     Rental Income          Net Income (Loss)                Allocated to Partnership
--------------------------------------------------------------------------------        --------------------------------

Alta Vista Investors                  $   226,000             $  (20,000)                            99%

BCA Associates                            235,000                 21,000                             99%

Cloverdale Garden Apartments              241,000                (26,000)                            99%

Countryway Associates                     190,000                (60,000)                            99%

East Garden Apartments                    337,000                (50,000)                            99%

HPA Investors                             210,000                (29,000)                            99%

Knights Landing Harbor                    162,000                      -                             99%

Midland Manor Associates                  240,000                 16,000                             99%

San Jacinto Associates                    274,000                  9,000                             99%

Woodlake Manor                            285,000                (18,000)                            99%

Yreka Investment Group                    224,000                (82,000)                            99%
                                  ----------------              ----------                         ------


                     Total           $  2,624,000            $  (239,000)
                                     =============           =============

Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 642 Limited Partners and 9 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2005, 2004 and 2003.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:


                                 -----------------------------------------------------------------------
                                                                March 31
                                 -----------------------------------------------------------------------

                                     2005           2004           2003          2002          2001
                                 -------------  -------------   -----------   -----------   ------------
                                  (unaudited)

ASSETS
Cash                             $      19,125  $       7,209   $       734   $    12,170   $     44,172
Investments in limited
 partnerships, net                           -              -       453,314       600,843        809,249
                                 -------------  -------------   -----------   -----------   ------------

                                 $      19,125  $       7,209   $   454,048   $   613,013   $    853,421
                                 =============  =============   ===========   ===========   ============

LIABILITIES
Accrued fees and expenses
  due to general partner and
  affiliates                    $    1,568,394   $  1,432,637   $ 1,300,219  $  1,180,524  $  1,080,521


PARTNERS' DEFICIT                   (1,549,269)    (1,425,428)     (846,171)     (567,511)     (227,100)
                                   -------------  ------------   -----------   -----------    ----------

                                $       19,125   $      7,209   $   454,048  $    613,013   $   853,421
                                 ==============   ============   ===========   ===========   ===========

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                             For the Years Ended
                                                                  March 31
                         --------------------------------------------------------------------------------------------
                             2005            2004               2003                 2002                2001
                         -------------    ------------     ----------------     ---------------    ------------------
                          (unaudited)

Loss from
operations (Note 1)     $     (123,841)    $   (604,285)    $     (139,721)     $    (139,316)    $       (146,597)
Equity in income
(losses)from limited
 partnerships                        -           25,028           (138,939)          (201,095)            (358,675)
                          -------------      -----------       ------------        -----------        -------------
Net loss                $     (123,841)    $   (579,257)    $     (278,660)     $    (340,411)    $       (505,272)
                          =============      ===========       ============        ===========        =============

Net loss allocated
to:

  General Partners      $       (1,238)    $     (5,793)    $       (2,787)     $      (3,404)    $         (5,053)
                          =============      ===========      =============      =============        =============

  Limited Partners      $     (122,603)    $   (573,464)    $     (275,873)     $    (337,007)    $       (500,219)
                          =============      ===========      =============      =============        =============

Net loss per
 limited partner
 unit                   $       (16.46)    $     (76.98)    $       (37.03)      $     (45.24)    $         (67.14)
                          =============      ===========      =============      =============        =============

Outstanding
 weighted limited
 partner units                   7,450            7,450              7,450              7,450                7,450
                          =============      ===========     ==============      =============        =============

Note 1 Loss from operations for the year ended March 31,2004 includes a charge for impairment losses on investment in limited partnerships of $470,093. (See
Note 2 to the audited financial statements.)


                                           For the Years Ended March 31,
                              -------------------------------------------------------------------------

                                  2005            2004          2003          2002          2001
                              -------------   -----------    ----------    ----------    ----------
                               (unaudited)
Net cash provided by
 (used in):

   Operating activities      $      11,916    $    3,659   $  (14,602)   $   (34,751)     $ (8,569)
   Investing activities                  -         2,816        3,166          2,749         4,864
                              ------------     -----------  -----------    ----------     ---------

Net change in cash and cash
  equivalents                       11,916         6,475      (11,436)       (32,002)       (3,705)

Cash, beginning of period            7,209           734       12,170         44,172        47,877
                              ------------     -----------  -----------    ----------     ---------


Cash, end of period          $      19,125    $    7,209    $     734    $    12,170      $ 44,172
                                ==========     =========     =========     ==========     =========

Low Income Housing Credits per Unit were as follows for the years ended December 31:

                                      2004           2003           2002          2001          2000
                                   ------------   ------------   -----------    ---------     ----------

Federal                           $           1  $           1  $          1   $       16    $        59

State                                         -              -             -            -              -
                                   ------------   ------------   -----------    ---------     ----------

Total                             $           1  $           1  $          1   $       16    $        59
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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the audited financial statements).

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below
                                       12
zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

The Partnership's assets at March 31, 2005 consisted of $19,000 in cash. Liabilities at March 31, 2005 primarily consisted of $1,514,000 of accrued annual management fees and $54,000 in advance payables due to the General Partners.

Results of Operations

Year  Ended  March  31,  2005   Compared  to  Year  Ended  March  31,  2004  The
Partnership's net loss for the year ended March 31, 2005 was $(124,000), reflecting a decrease of $(455,000) from the net loss experienced for the year ended March 31, 2004. The decrease in net loss is primarily due to the impairment loss of $470,000 incurred in the year ended March 31, 2004 compared to a $0 impairment loss for the year ended March 31, 2005, along with a $5,000 decrease in amortization, $(4,000) increase in legal and accounting a $1,000 decrease in office expense. Additionally, there was an increase in distribution income of $8,000. Along with the change in equity in income from limited partnerships which decreased by $(25,000) to $0 for the year ended March 31, 2005 from income of $25,000 for the year ended March 31, 2004. The decrease of equity in income from limited partnerships is primarily due to the Partnership not recognizing certain losses or income of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

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

Liquidity and Capital Resources

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004 Net increase in cash during the year ended March 31, 2005 was $12,000 compared to net increase in cash during the year ended March 31, 2004 of $6,000. The net cash increase is due to an increase of approximately $8,000 in distribution income which was offset by a $(2,000) increase in operating expenses.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003 Net increase in cash during the year ended March 31, 2004 was $6,000 compared to net decrease in cash used for the year ended March 31, 2003 of $(11,000). The net cash increase is due to an increase in accrued expenses due to the General Partner and affiliates and an increase in distribution income from Local Limited Partnerships.

During the years ended March 31, 2005, 2004 and 2003, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $136,000, $132,000, and $120,000, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associate has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2006.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2005:



                                     2006         2007        2008        2009        2010      Thereafter        Total

                                   ----------   ---------   ---------   ---------   ---------   ------------    ----------

Asset Management Fees (1)        $  1,626,095  $  111,855  $  111,855  $  111,855  $  111,855  $   3,020,085   $ 5,093,600
Capital Contributions Payable
   to Lower Tier Partnerships               -           -           -           -           -              -             -
                                   ----------   ---------   ---------   ---------   ---------   ------------    ----------
Total contractual cash
   obligations                   $  1,626,095  $  111,855  $  111,855  $  111,855  $  111,855  $   3,020,085   $ 5,093,600
                                   ==========   =========   =========   =========   =========   ============    ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2005 have been included in the 2006 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

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

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46(R)") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46(R) is effective for the Partnership. This Interpretation requires consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determines that the Local Limited Partnership is a VIE and that the Partnership is the "Primary Beneficiary." For consolidation purposes, minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners.

With the adoption of FIN 46(R), the Partnership has assessed the Local Limited Partnerships based upon the three criteria in paragraphs 5a, b, and c of FIN 46(R) and has concluded that each of the Local Limited Partnerships is not a VIE. Therefore the adoption of FIN 46(R) had no impact on the financial condition or results of operations for the Partnership.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ( SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

 Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.





                                                                                               March 31
                                                                                     ------------------------------
                                                                                         2005             2004
                                                                                     --------------   -------------

ASSETS

Cash                                                                               $        19,125   $       7,209
Investments in limited partnerships, net (Notes 2 and 3)                                         -               -
                                                                                     --------------   -------------

                                                                                   $        19,125   $       7,209
                                                                                     ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                           $     1,568,394   $   1,432,637

Commitments and contingencies

Partners' deficit:
    General partners                                                                       (80,334)        (79,096)
    Limited partners (10,000 units authorized; 7,450 units
     issued and outstanding)                                                            (1,468,935)     (1,346,332)
                                                                                     --------------   -------------

      Total partners' deficit                                                           (1,549,269)     (1,425,428)
                                                                                     --------------   -------------

                                                                                   $        19,125   $       7,209
                                                                                     ==============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.





                                                              For the Years Ended March 31
                                                      ----------------------------------------------
                                                           2005             2004            2003
                                                      --------------    ------------    ------------

Interest income                                     $            29   $          10   $          46
Distribution income                                          11,886           3,650           1,584
                                                      --------------    ------------    ------------

Total income                                                 11,915           3,660           1,630
                                                      --------------    ------------    ------------

Operating expenses:
   Amortization (Notes 2 and 3)                                   -           5,433           5,424
   Asset management fees (Note 3)                           111,855         111,855         111,855
   Impairment loss (Note 2)                                       -         470,093               -
   Legal and accounting                                      20,025          16,106          18,795
   Other                                                      3,876           4,458           5,277
                                                      --------------    ------------    ------------

    Total operating expenses                                135,756         607,945         141,351
                                                      --------------    ------------    ------------

Loss from operations                                       (123,841)       (604,285)       (139,721)

Equity in income (losses) of limited
    partnerships (Note 2)                                         -          25,028        (138,939)
                                                      --------------    ------------    ------------

Net loss                                            $      (123,841)  $    (579,257)  $    (278,660)
                                                      ==============    ============    ============

Net loss allocated to:
   General partners                                 $        (1,238)  $      (5,793)  $      (2,787)
                                                      ==============    ============    ============

   Limited partners                                 $      (122,603)  $    (573,464)  $    (275,873)
                                                      ==============    ============    ============

Net loss per limited partnership unit               $        (16.46)  $      (76.98)  $      (37.03)
                                                      ==============    ============    ============

Outstanding weighted limited partner units                    7,450           7,450           7,450
                                                      ==============    ============    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.




                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2002                       $        (70,516)  $       (496,995)   $       (567,511)

Net loss                                                            (2,787)          (275,873)           (278,660)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2003                                (73,303)          (772,868)           (846,171)

Net loss                                                            (5,793)          (573,464)           (579,257)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2004                                (79,096)        (1,346,332)         (1,425,428)

Net loss                                                            (1,238)          (122,603)           (123,841)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                       $        (80,334)  $     (1,468,935)   $     (1,549,269)
                                                            ===============     ===============    ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.





                                                                 For the Years Ended March 31
                                                          -------------------------------------------
                                                             2005            2004            2003
                                                          ------------    ------------    -----------

Cash flows from operating activities:
   Net loss                                             $    (123,841)  $   (579,257)   $   (278,660)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Amortization                                                   -          5,433           5,424
     Equity   in    (income)    losses   of   limited
       partnerships                                                 -        (25,028)        138,939
     Impairment loss                                                -        470,093               -
     Change in accrued fees and expenses due to
     General Partner and affiliates                           135,757        132,418         119,695
                                                          ------------    ------------    -----------

Net cash provided by (used in) operating activities            11,916          3,659         (14,602)
                                                          ------------    ------------    -----------

Cash flows provided by investing activities:
   Distributions from limited partnerships                          -          2,816           3,166
                                                          ------------    ------------    -----------

Net increase (decrease) in cash and cash equivalents           11,916          6,475         (11,436)

Cash, beginning of period                                       7,209            734          12,170
                                                          ------------    ------------    -----------

Cash, end of period                                     $      19,125   $      7,209    $        734
                                                          ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
    Taxes paid                                          $         800   $        800    $        800
                                                          ============    ============    ===========

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

               For The Years Ended March 31, 2005, 2004, and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


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

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of limited partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2004, the Partnership had no cash equivalents.

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

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

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

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46(R)") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46(R) is effective for the Partnership.

This Interpretation requires consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determines that the Local Limited Partnership is a VIE and that the Partnership is the "Primary Beneficiary." For consolidation purposes, minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

With the adoption of FIN 46(R), the Partnership has assessed the Local Limited Partnerships based upon the three criteria in paragraphs 5a, b, and c of FIN 46(R) and has concluded that each of the Local Limited Partnerships is not a VIE. Therefore the adoption of FIN 46(R) had no impact on the financial condition or results of operations for the Partnership.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ( SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2005 and 2004, are approximately $740,000 and $495,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0 and $470,093 during the years ended March 31, 2005 and 2004, respectively.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

At March 31, 2005, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2005, 2004 and 2003, amounting to approximately $302,000, $13,000, and $282,000, respectively, have not been recognized. As of March 31, 2005, the aggregate share of net losses not recognized by the Partnership amounted to $1,250,000.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:



                                                                           For the Years
                                                                           Ended March 31
                                                             -------------------------------------------
                                                                2005            2004           2003
                                                             ------------    -----------    ------------

Investments per balance sheet, beginning of period         $           -    $   453,314   $     600,843
Equity in income (losses) of limited partnerships                      -         25,028        (138,939)
Distributions received                                                 -         (2,816)         (3,166)
Impairment loss                                                        -       (470,093)              -
Amortization of paid acquisition fees and costs                        -         (5,433)         (5,424)
                                                             ------------    -----------    ------------

Investments per balance sheet, end of period               $           -    $         -   $     453,314
                                                             ============    ===========    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

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

                        COMBINED CONDENSED BALANCE SHEETS


                                                                                     2004               2003
                                                                                ---------------    ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2004 and 2003 of $9,321,000 and
   $8,631,000, respectively)                                                  $     12,931,000   $     13,410,000
Land                                                                                 1,484,000          1,484,000
Other assets                                                                         2,110,000          1,984,000
                                                                                ---------------    ---------------

                                                                              $     16,525,000   $     16,878,000
                                                                                ===============    ===============

LIABILITIES

Mortgage loans payable                                                        $     16,522,000   $     16,600,000
Due to related parties                                                                 345,000            347,000
Other liabilities                                                                      174,000            175,000
                                                                                ---------------    ---------------

                                                                                    17,041,000         17,122,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits, L.P.                                              (740,000)          (495,000)
Other partners                                                                         224,000            251,000
                                                                                ---------------    ---------------

                                                                                      (516,000)          (244,000)
                                                                                ---------------    ---------------

                                                                              $     16,525,000   $     16,878,000
                                                                                ===============    ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                 2004                2003               2002
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      2,677,000    $      2,657,000   $      2,067,000
                                                            ---------------     ---------------    ---------------

Expenses
  Operating expenses                                             1,861,000           1,660,000          1,460,000
  Interest expense                                                 365,000             381,000            386,000
  Depreciation and amortization                                    690,000             672,000            657,000
                                                            ---------------     ---------------    ---------------

   Total expenses                                                2,916,000           2,713,000          2,503,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (239,000)   $        (56,000)  $       (436,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership                     $       (236,000)   $        (55,000)  $       (432,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership                      $              -    $        (25,000)   $      (139,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $447,060, as of March 31, 2005 and 2004. Of the accumulated amortization recorded on the balance sheet at March 31, 2005, $0, $0, and $24,119 of the related expense was reflected as equity in losses of limited partnerships during the years ended March 31, 2005, 2004 and 2003, respectively, to reduce the respective net acquisition fee component of investments in local limited partnerships to zero for those Local Limited Partnerships which would otherwise be below a zero balance and $0 and $82,520, was reflected in the impairment loss during the years ended March 31, 2005 and 2004, respectively.

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

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages, for the life of the Partnership. Management fees of $111,855 were incurred during the years ended March 31, 2005, 2004 and 2003, of which $0 was paid during the years ended March 31, 2005, 2004 and 2003.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $24,000 and $19,000 during the years ended March 31, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:



                                                                                                March 31
                                                                                      -----------------------------
                                                                                         2005            2004
                                                                                      ------------   --------------

Reimbursement for expenses paid by the General Partners
   or an affiliate                                                                  $      54,154  $        30,252

Asset management fee payable                                                            1,514,240        1,402,385
                                                                                      ------------   --------------

Total                                                                               $   1,568,394  $     1,432,637
                                                                                      ============   ==============

The General Partners do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:


                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005
               ----

Income                                $          6,000    $          5,000   $              -    $          1,000

Operating expenses                             (30,000)            (37,000)          (28,000)             (41,000)

Equity in losses of limited
     partnerships                                    -                   -                  -                    -

Net loss                                       (24,000)            (32,000)          (28,000)             (40,000)

Net Loss available to limited
     partners                                  (24,000)            (31,000)          (28,000)             (40,000)

Net Loss per limited partner unit                   (3)                 (4)               (4)                  (5)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2005, 2004 and 2003

Unaudited - These financial statements are being filed without an opinion from our independent registered public accounting firm.


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------



                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2004
               ----

Income                                $          1,000    $          2,000   $              -    $          1,000

Operating expenses                             (34,000)            (42,000)          (30,000)            (502,000)

Equity in losses of limited
     partnerships                              (25,000)            (26,000)          (26,000)             102,000

Net loss                                       (58,000)            (66,000)          (56,000)            (399,000)

Net Loss available to limited
     partners                                  (58,000)            (65,000)          (55,000)            (395,000)

Net Loss per limited partner unit                   (8)                 (9)               (7)                 (53)

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.         Chairman of the Board
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Michael J. Gaber               Senior Vice President - Acquisitions
Edward W. Peters               President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                   ----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 52, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

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

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable

(k)  Code of Ethics
     --------------

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $112,000 were incurred during each of the years ended March 31, 2005, 2004 and 2003. The Partnership paid the General Partners and or their affiliates $0 of those fees during the each of the years ended March 31, 2005, 2004 and 2003.

(b) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $24,000, $19,000 and $15,000 during the years ended March 31, 2005, 2004 and 2003, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $34, $60 and $60 for Associates and $4, $7 and $7 for Mr. Cooper for the calendar years ended December 31, 2004, 2003 and 2002, respectively. The General Partners are also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2005, 2004 and 2003.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent auditors for the years ended March 31:

                                             2005                2004
                                        ---------------     ---------------

Audit Fees                            $         17,025    $         14,451
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               1,625
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         20,025    $         16,076
                                        ===============     ===============


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:
       --------------------------------------------------------

       Unaudited Balance  Sheets,  March  31,  2005  and 2004
       Unaudited Statements  of Operations for the years ended March 31, 2005,
         2004 and 2003
       Unaudited Statements of Partners'  Equity  (Deficit) for the years ended
         March 31, 2005,  2004 and 2003
       Unaudited Statements of Cash Flows for the years ended March 31, 2005,
         2004 and 2003
       Unaudited Notes to Financial Statements

(a)(2) List of Financial statement schedules included in Part IV hereof:
       -----------------------------------------------------------------

       Unaudited Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3) Exhibits.
       ---------

3.1    Agreement of Limited  Partnership  dated  September  15, 1988 filed as
       Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein by reference as Exhibit 3.1.

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

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                        -----------------------------------------------   ----------------------------------------------------------
                                        As of March 31, 2005                                As of December 31, 2004
                        -----------------------------------------------   ----------------------------------------------------------
                                                                          Mortgage
                                 Partnership's Total    Amount of         Balances of     Property                           Net
                                 Investment in Local    Investment        Local Limited      &           Accumulated         Book
Partnership Name     Location    Limited Partnerships   Paid to Date      Partnership     Building       Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista           Orosi,
Investors            California     $   583,000      $   583,000       $ 1,412,000     $ 2,149,000   $  1,095,000    $  1,054,000

BCA Associates       Anderson,
                     California         514,000          514,000         1,401,000       3,138,000        773,000       1,365,000

Cloverdale Garden    Cloverdale,
Apartments           California         617,000          617,000         1,614,000       2,201,000        715,000       1,486,000

Countryway           Mendota,
Associates           California         571,000          571,000         1,452,000       2,249,000       1,158,00       1,091,000

East Garden          Jamestown,
Apartments           California         770,000          770,000         2,123,000       2,981,000        962,000       2,019,000

HPA Investors        Shafter,
                     California         538,000          538,000         1,489,000       2,226,000        826,000       1,400,000

                     Knights
Knights              Landing,
Landing Harbor       California         275,000          275,000           967,000       1,386,000        509,000         877,000

Midland Manor        Mendota,
Associates           California         383,000          383,000         1,407,000       1,874,000        911,000         963,000

San Jacinto          San Jacinto,
Associates           California         469,000          469,000         1,781,000       2,349,000        626,000       1,723,000

Woodlake Manor       Woodlake,
                     California         545,000          545,000         1,431,000       2,140,000      1,107,000       1,033,000

Yreka Investment     Yreka,
Group                California         538,000          538,000         1,445,000       2,043,000        639,000       1,404,000
                                      ----------       ----------       ----------     -----------       --------      ----------
                                    $ 5,803,000      $ 5,803,000       $16,522,000     $23,736,000   $  9,321,000    $ 14,415,000
                                    ============      ===========      ============    ============    ===========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                     -----------------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2004
                                     -----------------------------------------------------------------------------------------------
                                                          Net Income    Year Investment                        Estimated Useful
Partnership Name                      Rental Income         (Loss)         Acquired          Status               Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                  $   226,000      $   (20,000)           1989         Completed                   27.5

BCA Associates                            235,000           21,000            1989         Completed                     40

Cloverdale Garden Apartments              241,000          (26,000)           1989         Completed                     40

Countryway Associates                     190,000          (60,000)           1989         Completed                   27.5

East Garden Apartments                    337,000          (50,000)           1989         Completed                     40

HPA Investors                             210,000          (24,000)           1989         Completed                     40

Knights Landing Harbor                    162,000                -            1989         Completed                     40

Midland Manor Associates                  240,000           16,000            1990         Completed                   27.5

San Jacinto Associates                    274,000            9,000            1990         Completed                     50

Woodlake Manor                            285,000          (18,000)           1989         Completed                     30

Yreka Investment Group                    224,000          (82,000)           1989         Completed                     50
                                        ----------        ---------
                                      $ 2,624,000      $  (239,000)
                                       ===========       ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                        -----------------------------------------------   ----------------------------------------------------------
                                        As of March 31, 2004                                As of December 31, 2003
                        -----------------------------------------------   ----------------------------------------------------------
                                                                          Mortgage
                                 Partnership's Total    Amount of         Balances of     Property                           Net
                                 Investment in Local    Investment        Local Limited      &           Accumulated         Book
Partnership Name     Location    Limited Partnerships   Paid to Date      Partnership     Building       Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista           Orosi,
Investors            California     $   583,000        $ 583,000       $ 1,418,000     $ 2,128,000   $  1,014,000    $  1,114,000

BCA Associates       Anderson,
                     California         514,000          514,000         1,407,000       2,062,000        715,000       1,347,000

Cloverdale Garden    Cloverdale,
Apartments           California         617,000          617,000         1,619,000       2,201,000        651,000       1,550,000

Countryway           Mendota,
Associates           California         571,000          571,000         1,458,000       2,194,000      1,069,000       1,125,000

East Garden          Jamestown,
Apartments           California         770,000          770,000         2,135,000       2,962,000        879,000       2,083,000

HPA Investors        Shafter,
                     California         538,000          538,000         1,495,000       2,209,000        768,000       1,441,000

                     Knights
Knights              Landing,
Landing Harbor       California         275,000          275,000           971,000       1,372,000        474,000         898,000

Midland Manor        Mendota,
Associates           California         383,000          383,000         1,412,000       1,867,000        841,000       1,026,000

San Jacinto          San Jacinto,
Associates           California         469,000          469,000         1,797,000       2,349,000        584,000       1,765,000

Woodlake Manor       Woodlake,
                     California         545,000          545,000         1,437,000       2,137,000      1,034,000       1,103,000

Yreka Investment     Yreka,
Group                California         538,000          538,000         1,451,000       2,044,000        602,000       1,442,000
                                      ----------       ----------        ----------     -----------       --------      ----------
                                    $ 5,803,000      $ 5,803,000       $16,600,000    $ 23,525,000   $  8,631,000     $ 14,894,000
                                    ============      ===========      ============    ============    ===========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                     -----------------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                                           Net Income     Year Investment                        Estimated Useful
Partnership Name                      Rental Income          (Loss)          Acquired          Status                 Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                  $   225,000      $    (6,000)           1989            Completed                   27.5

BCA Associates                            233,000           22,000            1989            Completed                     40

Cloverdale Garden Apartments              237,000            3,000            1989            Completed                     40

Countryway Associates                     170,000          (72,000)           1989            Completed                   27.5

East Garden Apartments                    334,000           24,000            1989            Completed                     40

HPA Investors                             227,000            5,000            1989            Completed                     40

Knights Landing Harbor                    159,000           11,000            1989            Completed                     40

Midland Manor Associates                  237,000           15,000            1990            Completed                   27.5

San Jacinto Associates                    260,000          (12,000)           1990            Completed                     50

Woodlake Manor                            284,000           23,000            1989            Completed                     30

Yreka Investment Group                    226,000          (69,000)           1989            Completed                     50
                                        ----------        ---------
                                      $ 2,592,000      $   (56,000)
                                       ===========       ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                        -----------------------------------------------   ----------------------------------------------------------
                                        As of March 31, 2003                                As of December 31, 2002
                        -----------------------------------------------   ----------------------------------------------------------
                                                                          Mortgage
                                 Partnership's Total    Amount of         Balances of     Property                           Net
                                 Investment in Local    Investment        Local Limited      &           Accumulated         Book
Partnership Name     Location    Limited Partnerships   Paid to Date      Partnership     Building       Depreciation        Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista           Orosi,
Investors            California     $   583,000        $ 583,000       $ 1,423,000     $ 2,124,000  $   935,000      $  1,189,000

BCA Associates       Anderson,
                     California         514,000          514,000         1,412,000       2,049,000      662,000         1,387,000

Cloverdale Garden    Cloverdale,
Apartments           California         617,000          617,000         1,625,000       2,163,000      597,000         1,566,000

Countryway           Mendota,
Associates           California         571,000          571,000         1,463,000       2,175,000      978,000         1,197,000

East Garden          Jamestown,
Apartments           California         770,000          770,000         2,138,000       2,923,000      799,000         2,124,000

HPA Investors        Shafter,
                     California         538,000          538,000         1,500,000       2,203,000      710,000         1,493,000

                     Knights
Knights              Landing,
Landing Harbor       California         275,000          275,000           974,000       1,371,000      440,000           931,000

Midland Manor        Mendota,
Associates           California         383,000          383,000         1,417,000       1,862,000      771,000         1,091,000

San Jacinto          San Jacinto,
Associates           California         469,000          469,000         1,770,000       2,349,000      542,000         1,807,000

Woodlake Manor       Woodlake,
                     California         545,000          545,000         1,442,000       2,137,000      962,000         1,175,000

Yreka Investment     Yreka,
Group                California         538,000          538,000         1,457,000       2,044,000      565,000         1,479,000
                                       ----------      ----------       ----------     -----------     --------        ----------
                                    $  5,803,000      $ 5,803,000      $16,621,000    $ 23,400,000  $ 7,961,000      $ 15,439,000
                                     ============      ===========     ============   ============   ===========      ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     -----------------------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2002
                                     -----------------------------------------------------------------------------------------------
                                                           Net Income     Year Investment                         Estimated Useful
Partnership Name                      Rental Income          (Loss)          Acquired          Status                 Life (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                  $   168,000      $   (78,000)           1989             Completed                   27.5

BCA Associates                            163,000          (30,000)           1989             Completed                     40

Cloverdale Garden Apartments              208,000            4,000            1989             Completed                     40

Countryway Associates                     170,000          (72,000)           1989             Completed                   27.5

East Garden Apartments                    249,000          (44,000)           1989            Completed                      40

HPA Investors                             177,000          (38,000)           1989            Completed                      40

Knights Landing Harbor                    125,000          (21,000)           1989            Completed                      40

Midland Manor Associates                  157,000          (58,000)           1990            Completed                    27.5

San Jacinto Associates                    213,000          (14,000)           1990            Completed                      50

Woodlake Manor                            187,000          (52,000)           1989            Completed                      30

Yreka Investment Group                    171,000          (33,000)           1989            Completed                      50
                                        ----------        ---------
                                      $ 1,988,000      $  (436,000)
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

Date:    November 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer
         President and Director of WNC & Associates, Inc.
         (principal executive officer)

Date:    November 8, 2005



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior  Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date     November 8, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    November 8, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:    November 8, 2005