Form 10-Q
period 2005-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2005-11-18
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                                EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

            California                           33-0316953
           (State or other jurisdiction         (I.R.S. Employer
          of incorporation or organization)     Identification No.)



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

Yes           No    X
   ----------   ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No    X
   ----------   ---------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                       For the Quarter Ended June 30, 2004



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Balance Sheets
       June 30, 2005 and March 31, 2005....................................    2

   Statements of Operations
       For the Three Months Ended June 30, 2005 and 2004...................    3

   Statement of Partners' Deficit
       For the Three Months Ended June 30, 2005............................    4

   Statements of Cash Flows
       For the Three Months Ended June 30, 2005 and 2004...................    5

   Notes to Financial Statements...........................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   13

   Item 3. Quantitative and Qualitative Disclosures About Market Risks.....   14

   Item 4. Controls and Procedures.........................................   14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings...............................................   15

   Item 2. Changes in Securitities and Use of Proceed......................   15

   Item 3. Defaults on Senior Securities...................................   15

   Item 4.  Submission of Matters to a Vote of Security Holders............   15

   Item 5. Other Information...............................................   15

   Item 6. Exhibits and Reports on Form 8-K................................   15

   Signatures..............................................................   16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                   June 30, 2005               March 31, 2005
                                                               -----------------------       -------------------
                                                                    (unaudited)                  (unaudited)
Cash and cash equivalents                                    $                21,087       $            19,125
Investments in limited partnerships, net (Note 2)                                  -                         -
                                                               -----------------------       -------------------

                                                             $                21,087       $            19,125
                                                               =======================       ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,598,222       $         1,568,394
                                                               -----------------------       -------------------


Partners' deficit:
 General partner                                                             (80,613)                  (80,334)
 Limited partners (10,000 units authorized,
  7,450 units issued and outstanding)                                     (1,496,522)               (1,468,935)
                                                               -----------------------       -------------------

   Total partners' deficit:                                               (1,577,135)               (1,549,269)
                                                               -----------------------       -------------------

                                                             $                21,087       $            19,125
                                                               =======================       ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)



                                                                 2005                           2004
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------

        Interest income                              $                     26       $                       3
        Distribution income                                             1,937                           6,189
                                                      ---------------------------    ---------------------------

        Total income                                                    1,963                            6,192
                                                      ---------------------------    ---------------------------

        Operating expenses:
         Asset management fees (Note 3)                                27,964                          27,964
         Legal and accounting                                           1,000                           1,525
         Other                                                            865                             808
                                                      ---------------------------    ---------------------------

          Total operating expenses                                     29,829                          30,297
                                                      ---------------------------    ---------------------------

        Loss from operations                                          (27,866)                        (24,105)

        Equity in losses of
         limited partnerships (Note 2)                                      -                               -
                                                      ---------------------------    ---------------------------


        Net loss                                     $                (27,866)   $                    (24,105)
                                                      ===========================    ===========================


        Net loss allocated to:
         General partner                             $                   (279)   $                       (241)
                                                      ===========================    ===========================


         Limited partners                            $                (27,587)   $                    (23,864)
                                                      ===========================    ===========================


        Net loss per limited partnership
        unit                                         $                     (4)   $                         (3)
                                                      ===========================    ===========================


        Outstanding weighted limited
         partner units                                                  7,450                          7,450
                                                      ===========================    =========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2005                   $         (80,334)    $     (1,468,935)   $       (1,549,269)

Net loss                                                           (279)             (27,587)              (27,866)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2005                    $         (80,613)    $     (1,496,522)   $       (1,577,135)
                                                        =================     ================   ==================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)



                                                                                       2005                    2004
                                                                              ---------------------     -----------------
    Cash flows from operating activities:
     Net loss                                                             $              (27,866)    $        (24,105)
      Adjustments to reconcile net loss to net
        Cash used in operating activities:
        Equity in losses of limited partnerships                                               -                    -
        Change in accrued fees and expense due to
         General Partner and affiliates                                                   29,828               30,297
                                                                            ---------------------     ----------------

          Net cash provided by operating activities                                        1,962                6,192
                                                                            ---------------------     ----------------

    Cash flows from investing activities:
       Distributions received from limited partnerships                                        -                    -
                                                                            ---------------------     ----------------

    Net increase in cash and cash equivalents                                              1,962                6,192

    Cash and cash equivalents, beginning of period                                        19,125                7,209
                                                                            ---------------------     ----------------

    Cash and cash equivalents, end of period                              $               21,087     $         13,401
                                                                            =====================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

     Taxes paid                                                           $                    -     $              -
                                                                            =====================     ================

See accompanying notes to financial statements
                                       5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Exit Strategy

The IRS compliance period for Low Income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected.

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

New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (~SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

The following is asummary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                               For the Three Months            For the Year Ended
                                                                       Ended
                                                                   June 30, 2005                 March 31, 2005

                                                             --------------------------       ---------------------
          Investments per balance sheet,
           beginning of period                            $                         -       $                   -
          Equity in income of limited
           partnerships                                                             -                           -
          Distributions received from limited
           partnerships
                                                                                    -                           -
          Amortization of capitalized
           acquisition fees and costs                                               -                           -
                                                             --------------------------       ---------------------
          Investments per  balance sheet,
           end of period                                  $                         -      $                    -
                                                             ==========================       =====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2005                           2004
                                                                ---------------------           --------------------
               Revenues                                       $             669,000           $            664,000
                                                                ---------------------           --------------------

               Expenses
                Interest expense                                             91,000                         95,000
                Depreciation & amortization                                 173,000                        168,000
                Operating expenses                                          465,000                        415,000
                                                                ---------------------           --------------------
                 Total expenses                                             729,000                        678,000
                                                                ---------------------           --------------------

               Net loss                                       $             (60,000)          $            (14,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (59,000)          $            (14,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $                  -
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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred during each of the three months ended June 30, 2005 and 2004. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2005 and 2004.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are $1,865 and $2,427 during the three months ended June 30, 2005 and 2004, respectively.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following: affiliates consisted of the following:

                                                                       June 30, 2005             March 31, 2005
                                                                   ----------------------       -----------------
       Reimbursement for expenses paid by the General
        Partners or an affiliates                               $                 56,018     $            54,154
       Asset management fee payable                                            1,542,204               1,514,240
                                                                   ----------------------       -----------------

                                                                $              1,598,222     $         1,568,394
                                                                   ======================       =================

          The General Partners and/or its affiliates do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $21,000 in cash. Liabilities at June 30, 2005 consisted primarily of $1,598,000 of accrued annual management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(28,000), reflecting an increase of approximately $(4,000) from the $(24,000) net loss experienced for the three months ended June 30, 2004. The loss was primarily due to a $(4,000) decrease in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net increase in cash during the three months ended June 30, 2005 was $2,000 compared to a net increase in cash for the three months ended June 30, 2004 of $6,000. The change is due to the $(4,000) decrease in distribution income.

During the three months ended June 30, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $30,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Reports on Form 8-K.

         NONE

 (b)      Exhibits.

  31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.  (filed herewith)

  31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

 32.1 Section 1350 Certification of the Chief Executive Officer.(filed herewith)

 32.2 Section 1350 Certification of the Chief Financial Officer.(filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By: WNC & Associates, Inc.    General Partner





By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date: November 18, 2005





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: November 18, 2005