Form 10-Q
period 2005-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2005-12-30
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the Quarterly Period ended September 30, 2005

                                       OR

[ ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from        to
                                           --------  --------
                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                 California                          33-0316953
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

Yes         No     X
   ---------  ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No
   --------  --------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2005


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            September 30, 2005 and March 31, 2005..............................2

        Statements of Operations
            For the Three and Six Months Ended September 30, 2005 and 2004.....3

       Statement of Partners' Deficit
            For the Six Months Ended September 30, 2005........................4

       Statements of Cash Flows
            For the Six Months Ended September 30, 2005 and 2004...............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................14

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....15

       Item 4. Controls and Procedures........................................15

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................16

       Item 2. Changes in Securities and Use of Proceed.......................16

       Item 3. Defaults on Senior Securities..................................16

       Item 4.  Submission of Matters to a Vote of Security Holders...........16

       Item 5. Other Information..............................................16

       Item 6. Exhibits.......................................................16

       Signatures.............................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 September 30, 2005            March 31, 2005
                                                               -----------------------       -------------------
                                                                    (unaudited)                   (unaudited)
ASSETS
Cash and cash equivalents                                    $                24,980       $            19,125
Investments in limited partnerships, net (Note 2)                                  -                         -
                                                               -----------------------       -------------------

                                                             $                24,980       $            19,125
                                                               =======================       ===================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,638,666       $         1,568,394
                                                               -----------------------       -------------------


Partners' deficit:
 General partner                                                             (80,978)                  (80,334)
 Limited partners (10,000 units authorized,
   7,450 units issued and outstanding)                                    (1,532,708)               (1,468,935)
                                                               -----------------------       -------------------

   Total partners' deficit:                                               (1,613,686)               (1,549,269)
                                                               -----------------------       -------------------

                                                             $                24,980       $            19,125
                                                               =======================       ===================

                 See accompanying notes to financial statements
                                       2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                        2005                                               2004
                                    ----------------------------------------------     ---------------------------------------------
                                        Three Months              Six Months              Three Months               Six Months
                                    ---------------------     --------------------     --------------------      -------------------
 Interest income                  $                  30     $                 56      $                2      $                  5
 Distribution income                              3,862                    5,799                   4,767                    10,956
                                    ---------------------     --------------------     --------------------      -------------------
                                                  3,892                    5,855                   4,769                    10,961
                                    ---------------------     --------------------     --------------------      -------------------
 Operating expenses:
 Amortization  ( Note 2)                              -                        -                       -                         -
  Asset management fees (Note 3)                 27,964                   13,230                  27,963                    55,927
  Legal and accounting                           12,230                   13,319                   8,380                    10,032
  Other                                             249                    1,114                      27                       708
                                    ---------------------     --------------------     --------------------      -------------------
    Total operating expenses                     40,443                   70,272                  36,370                    66,667
                                    ---------------------     --------------------     --------------------      -------------------
 Loss from operations                           (36,551)                 (64,417)                (31,601)                  (55,706)
 Equity in losses of
  limited partnerships (Note 2)                       -                        -                       -                         -
                                    ---------------------     --------------------     --------------------      -------------------
 Net loss                         $             (36,551)    $            (64,417)     $          (31,601)     $            (55,706)
                                    =====================     ====================     ====================      ===================
 Net loss allocated to:
  General partner                 $                (366)    $               (644)     $             (316)     $               (557)
                                    =====================     ====================     ====================      ===================
  Limited partners                $             (36,185)    $            (63,773)     $          (31,285)     $            (55,149)
                                    =====================     ====================     ====================      ===================
 Net loss per limited partnership
 unit                             $                  (5)    $                 (9)     $               (4)     $                 (7)
                                    =====================     ====================     ====================      ===================
 Outstanding weighted limited
  partner units                                   7,450                    7,450                   7,450                     7,450
                                    =====================     ====================     ====================      ===================

                 See accompanying notes to financial statements
                                       3

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2005
                                   (unaudited)

                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2005                   $         (80,334)    $     (1,468,935)  $        (1,549,269)

Net loss                                                           (644)             (63,773)              (64,417)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2005               $         (80,978)    $     (1,532,708)  $        (1,613,686)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                                    2005                   2004
                                                                            ---------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                            $             (64,417)    $        (55,706)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Equity in losses of limited partnerships                                          -                    -
            Change in accrued fees and expense due to
              General Partner and affiliates                                             70,272               66,667
                                                                            ---------------------     ----------------

                 Net cash provided by operating activities                                5,855               10,961
                                                                            ---------------------     ----------------

    Net increase in cash and cash equivalents                                             5,855               10,961

    Cash and cash equivalents, beginning of period                                       19,125                7,209
                                                                            ---------------------     ----------------

    Cash and cash equivalents, end of period                              $              24,980     $         18,170
                                                                            =====================     ================

    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $              -
                                                                            =====================     ================

                 See accompanying notes to financial statements
                                       5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, (the "General Partner" or "General Partners"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Certain Risks and Uncertainties
-------------------------------
obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

No trading market for the Units exists or is expected to develop. Limited partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partner

Exit Strategy
-------------
The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected for disposition

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of Local Limited Partnerships for the periods ended September 30, 2005 and 2004 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the Six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2005 amd March 31, 2005 the Partnership had no cash equivalents.


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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130

New Accounting Pronounce
------------------------
As of March 31, 2004 the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entitys expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Limited Partnerships in which the Partnership invests in meet the definition of a VIE. However, management does not consolidate our interests in these VIE's under FIN46R, as it are not considered the primary beneficiary. The Partnership currently records the amount of the investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statement of operations, and disclose how we account for material types of these investments in the financial statements.

The Partnership's balance in investment in limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                             For the Six Months Ended          For the Year Ended
                                                                September 30, 2005               March 31, 2005
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
                                                             ==========================       =====================

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                           2004
                                                                ---------------------           --------------------
               Revenues                                       $           1,338,000           $          1,329,000
                                                                ---------------------           --------------------

               Expenses
                 Interest expense                                           182,000                        191,000
                 Depreciation & amortization                                345,000                        336,000
                 Operating expenses                                         930,000                        830,000
                                                                ---------------------           --------------------
                   Total expenses                                         1,457,000                      1,357,000
                                                                ---------------------           --------------------

               Net loss                                       $            (119,000)          $            (28,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (118,000)          $            (28,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -          $                   -
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 and $ 55,927 were incurred during the six months ended September 30, 2005 and 2004, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the six months ended September 30, 2005 and 2004.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements are $0 and $0 during the six months ended September 30, 2005 and 2004, respectively.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
The accrued fees and expenses due to the General Partners and affiliates consisted of the following:

                                                                    September 30, 2005           March 31, 2005
                                                                   ----------------------       -----------------
       Reimbursement for expenses paid by the General
          Partners or an affiliates                             $                 68,498     $            54,154
       Asset management fee payable                                            1,570,168               1,514,240
                                                                   ----------------------       -----------------

                                                                $              1,638,666     $         1,568,394
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least September 30, 2006.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $25,000 in cash. Liabilities at September 30, 2005 primarily consisted of $1,570,000 of accrued annual management fees and $69,000 in advances payable due to the General Partners..

Results of Operations

Three  Months  Ended  September  30,  2005  Compared to the Three  Months  Ended
September  30,  2004.  The  Partnership's  net loss for the three  months  ended
September 30, 2005 was $(37,000), reflecting an increase of approximately $(5,000) from the $(32,000) net loss experienced for the three months ended September 30, 2004. The increase in loss was primarily due to a $(1,000) decrease in distribution income and a ($4,000) in increase in legal and accounting expense.

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004. The Partnership's net loss for the six months ended September 30, 2005 was $(64,000), reflecting an increase of approximately $(9,000) from the $(55,000) net loss experienced for the six months ended September 30, 2004. The increase loss was primarily due to a $(5,000)decrease in distribution income and a $4,000 in increase in operating expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net increase in cash during the six months ended September 30, 2005 was $6,000 compared to a net increase in cash for the six months ended September 30, 2004 of $11,000. The change is due primarily to the $(5,000) decrease in distribution income.

During the six months ended September 30, 2005, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $70,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least September 30, 2006.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

Exhibits.
---------
31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner






By: /s/  Wilfred N. Cooper, Jr.
-------------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date: December 29, 2005






By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 29, 2005