Form 10-Q
period 2005-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2006-02-21
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------  ---------
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

Yes         No     X
   ---------  ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No    X
   ---------  ---------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

        Balance Sheets
            December 31, 2005 and March 31, 2005...............................2

        Statements of Operations
            For the Three and Nine Months Ended December 31, 2005 and 2004.....3

       Statement of Partners' Deficit
            For the Nine Months Ended December 31, 2005........................4

       Statements of Cash Flows
            For the Nine Months Ended December 31, 2005 and 2004...............5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................13

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....14

       Item 4. Controls and Procedures........................................14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................15

       Item 2. Changes in Securities and Use of Proceeds......................15

       Item 3. Defaults on Senior Securities..................................15

       Item 4.  Submission of Matters to a Vote of Security Holders...........15

       Item 5. Other Information..............................................15

       Item 6. Exhibits.......................................................15

       Signatures.............................................................16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 December 31, 2005             March 31, 2005
                                                               -----------------------       -------------------
                                                                    (unaudited)                 (unaudited)
ASSETS
Cash and cash equivalents                                    $                25,010       $            19,125
Investments in limited partnerships, net (Note 2)                                  -                         -
                                                               -----------------------       -------------------
                                                             $                25,010       $            19,125
                                                               =======================       ===================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,678,814       $         1,568,394
                                                               -----------------------       -------------------
Partners' deficit:
 General partner                                                             (81,379)                  (80,334)
 Limited partners (10,000 units authorized,
   7,450 units issued and outstanding)                                    (1,572,425)               (1,468,935)
                                                               -----------------------       -------------------
   Total partners' deficit:                                               (1,653,804)               (1,549,269)
                                                               -----------------------       -------------------
                                                             $                25,010       $            19,125
                                                               =======================       ===================

                 See accompanying notes to financial statements
                                        2

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                        2005                                               2004
                                    ----------------------------------------------     ---------------------------------------------
                                        Three Months              Nine Months             Three Months              Nine Months
                                    ---------------------     --------------------     --------------------      -------------------
 Interest income                  $                  30     $                  86     $                 6      $                 11
 Distribution income                                  -                     5,799                       -                    10,956
                                   ---------------------     --------------------     --------------------      -------------------
                                                     30                     5,885                       6                    10,967
                                    ---------------------     --------------------     --------------------      -------------------
 Operating expenses:
 Amortization  ( Note 2)                              -                         -                       -                        -
  Asset management fees (Note 3)                 27,964                    83,892                  27,964                   83,891
  Legal and accounting                           11,847                    25,077                     102                   10,134
  Other                                             337                     1,451                     348                    1,056
                                    ---------------------     --------------------     --------------------      -------------------
    Total operating expenses                     40,148                   110,420                  28,414                   95,081
                                    ---------------------     --------------------     --------------------      -------------------
 Loss from operations                           (40,118)                 (104,535)                (28,408)                 (84,114)

 Equity in losses of
  limited partnerships (Note 2)                       -                        -                        -                        -
                                    ---------------------     --------------------     --------------------      -------------------
 Net loss                         $             (40,118)    $            (104,535)    $           (28,408)     $           (84,114)
                                    =====================     ====================     ====================      ===================
 Net loss allocated to:
  General partner                 $                (401)    $              (1,045)    $              (284)     $              (841)
                                    =====================     ====================     ====================      ===================
  Limited partners                $             (39,717)    $            (103,490)    $           (28,124)     $           (83,273)
                                    =====================     ====================     ====================      ===================
 Net loss per limited partnership
 unit                             $                  (5)    $                 (14)    $                (4)     $               (11)
                                    =====================     ====================     ====================      ===================
 Outstanding weighted limited
  partner units                                   7,450                     7,450                   7,450                    7,450
                                    =====================     ====================     ====================      ===================

                 See accompanying notes to financial statements

                                     WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                        (A California Limited Partnership)

                                          STATEMENT OF PARTNERS' DEFICIT

                                    For the Nine Months Ended December 31, 2005
                                                    (unaudited)

                                                            General               Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2005                   $         (80,334)    $     (1,468,935)  $        (1,549,269)

Net loss                                                         (1,045)            (103,490)             (104,535)
                                                        -----------------     ----------------   ------------------
Partners' deficit at December 31, 2005                $         (81,379)    $     (1,572,425)  $        (1,653,804)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                                                    2005                   2004
                                                                            ---------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                            $            (104,535)    $        (84,114)
        Adjustments to reconcile net loss to net
            Cash provided in operating activities:
            Equity in losses of limited partnerships                                          -                    -
            Change in accrued fees and expense due to
              General Partner and affiliates                                            110,420               95,081
                                                                            ---------------------     ----------------
                 Net cash provided by operating activities                                5,885               10,967
                                                                            ---------------------     ----------------
    Net increase in cash and cash equivalents                                             5,885               10,967

    Cash and cash equivalents, beginning of period                                       19,125                7,209
                                                                            ---------------------     ----------------
    Cash and cash equivalents, end of period                              $              25,010     $         18,176
                                                                            =====================     ================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $              -
                                                                            =====================     ================

                 See accompanying notes to financial statements

<
                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date, no properties in the Partnership have been selected for disposition

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Equity in losses of Local Limited Partnerships for the periods ended December 31, 2005 and 2004 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the Nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2005 and March 31, 2005, the Partnership had no cash equivalents

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130

New Accounting Pronouncements
-----------------------------
As of March 31, 2004 the Partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                For the Nine Months               For the Year
                                                                       Ended                          Ended
                                                                 December 31, 2005               March 31, 2005
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
                                                             ==========================       =====================

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the limited partnerships in which the partnership has invested is as follows:

                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2005                           2004
                                                                ---------------------           --------------------
               Revenues                                       $           2,008,000           $          1,993,000
                                                                ---------------------           --------------------
               Expenses
                 Interest expense                                           274,000                        286,000
                 Depreciation & amortization                                517,000                        504,000
                 Operating expenses                                       1,396,000                      1,245,000
                                                                ---------------------           --------------------
                   Total expenses                                         2,187,000                      2,035,000
                                                                ---------------------           --------------------
               Net loss                                       $            (179,000)          $            (42,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (177,000)          $            (42,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $                  -
                                                                =====================           ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2005
                                   (unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $83,892 and $83,891, were incurred during the nine months ended December 31, 2005 and 2004, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2005 and 2004.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the nine months ended December 31, 2005 and 2004.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following:

                                                                     December 31, 2005           March 31, 2005
                                                                   ----------------------       -----------------
       Reimbursement for expenses paid by the General
          Partners or an affiliates                             $                 80,682     $            54,154
       Asset management fee payable                                            1,598,132               1,514,240
                                                                   ----------------------       -----------------
                                                                $              1,678,814     $         1,568,394
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least December 31, 2006.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2005 consisted primarily of $25,000 in cash. Liabilities at December 31, 2005 primarily consisted of $1,598,000 of accrued annual management fees and $81,000 in advances payable due to the General Partners and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004. The Partnership's net loss for the three months ended December 31, 2005 was $(40,000), reflecting an increase of approximately $(12,000) from the $(28,000) net loss experienced for the three months ended December 31, 2004. The increase in loss was due to the $(12,000) increase in legal and accounting expenses.

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004. The Partnership's net loss for the nine months ended December 31, 2005 was $(104,000), reflecting an increase of approximately $(20,000) from the $(84,000) net loss experienced for the nine months ended December 31, 2004. The increase in loss was primarily due to a $(5,000) decrease in distribution income and a $(15,000) increase in legal and accounting expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net increase in cash during the nine months ended December 31, 2005 was $6,000 compared to a net increase in cash for the nine months ended December 31, 2004 of $11,000. The change is due to the $(5,000) decrease in distribution income, off set by the $15,000 increase in accrued fees and expenses due to the General Partner and affiliates.

During the nine months ended December 31, 2005, accrued fees, which consist primarily of related party management fees and advances due to the General Partner, increased by $110,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least December 31, 2006.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.         General Partner




By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
 Date: February 17, 2006






By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 17, 2006