Form 10-K
period 2006-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2006-09-01
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the year ended March 31, 2006

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from           to
                                         -----------  -----------

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
             (Exact name of registrant as specified in its charter)

                California                            33-0316953
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

               17782 Sky Park Circle                    92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No   X
   -------  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No    X
   -------  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes          No     X
    ----------  -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes           No     X
   ----------   -----------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large   accelerated   filer      Accelerated   filer      Non-accelerated
filer   X                 ------                    ------
     --------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes     No  x
    -----  -----

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. ("CHTC" or the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests or membership interests in other Local Limited Partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits").

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

The Partnership shall continue to be in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated September 15, 1988 (the "Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

The Partnership invested in eleven Local Limited Partnerships, none of which have been sold or otherwise disposed as of March 31,2006. Each of these Local Limited Partnerships owns a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

Item 1A.  Risk Factors

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code
Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o    the   Partnership   disposed  of  its  interest  in  a  Local  Limited
          Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

     Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership's ability to sell its Housing Complex. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment, actually agreed to, may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

(b) Risks related to investment in Local Limited Partnerships and Housing Complexes

     Because the Partnership has few investments, each investment will have a great impact on the Partnership's results of operations. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

     The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

     The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

     Projects subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions. o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

     Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

     Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing
Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

     The Partnership's investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

     Fluctuating economic conditions can reduce the value of real estate. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c)      Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to tax credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

          No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o Applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

     Passive activity rules will limit deduction of the Partnership's losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

     The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

     At risk rules might limit deduction of the Partnership's losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

     Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

     Alternative minimum tax liability could reduce a Limited Partner's tax benefits. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

     IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

     An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

     A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

     Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

     IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated tax credits and losses of the Partnership would be reduced, perhaps substantially.

     Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

     New administrative or judicial interpretations of the law might reduce the value of tax credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

     State income tax laws may adversely affect the Limited Partners. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

     The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d) Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Units. Accordingly, Limited Partners may not be able to sell their Units promptly or at a reasonable price. Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Units opposed such action.

     Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing Housing Complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

     Associates and its affiliates are serving as the general partners of many other partnerships. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership's capital in Local Limited Partnerships.

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

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

Item 1B.  Unresolved Staff Comments

NONE

Exit Strategy

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2006, no Housing Complexes had been selected for disposition. Subsequent to year-end the Partnership identified one Local Limited Partnership, BCA Associates, for disposition. BCA Associates has completed its 15-year compliance period, a Proxy was filed with the SEC on June 23, 2006. All of the Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2006.

Properties Identified for Disposition

The Partnership has identified one Local Limited Partnership, BCA Associates, ("BCA") for disposition. BCA owns the Battle Creek Senior Apartments located in Anderson, California (the "Property"). Consistent with the investment objectives of the Partnership, the Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Property.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange

Commission for the written consent of the Limited Partners for the commencement of the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on July 21, 2006 for the purchase of the Property at an anticipated sales price of $1,820,000. It is estimated the sales transaction will be complete by September 18, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates or for the periods indicated:

                                  ---------------------------------------------- ---------------------------------------------------
                                             As of March 31, 2006                              As of December 31, 2005
                                  ---------------------------------------------- ---------------------------------------------------
                                                                                                                          Mortgage
                                                                                                                          Balance
                                                            Partnership's                                  Estimated        of
                                                          Total Investment  Amount of                    Aggregate Low      Local
Local Limited                           General Partner   in Local Limited Investment Number of         Income Housing     Limited
Partnership Name      Location              Name            Partnerships  Paid to Date  Units  Occupancy Tax Credits (1) Partnership
------------------------------------------------------------------------------------------------------------------------------------
                                            Philip R. Hammond,
                                            Jr. and Diane M.
Alta Vista Investors   Orosi, California    Hammond             $ 583,000   $ 583,000     42    100%  $   1,274,000 $  1,406,000

BCA Associates(2)      Anderson, California Douglas W. Young      514,000     514,000     40    100%      1,105,000    1,394,000

                                            David J. Michael,
                                            Patrick R.
                                            Sabelhaus and
                                            Professional
Cloverdale Garden      Cloverdale,          Apartment
Apartments             California           Management            617,000     617,000     34    100%      1,387,000    1,607,000

                                            Philip R. Hammond,
                                            Jr. and Diane M.
Countryway Associates  Mendota, California  Hammond               571,000     571,000     41     66%      1,162,000    1,445,000

                                            David J. Michael
                                            and Professional
                                            Apartment
East Garden Apartments Jamestown,           Management            770,000     770,000     51    100%      1,772,000    2,115,000
                       California

HPA                    Shafter, California  Douglas W. Young      538,000     538,000     42     95%      1,223,000    1,483,000

Knights Landing        Knights Landing,     Douglas W. Young
 Harbor                California           and Diane L. Young    275,000     275,000     25    100%        446,000      963,000


                                    --------------------------------------------           -----------------------------------------
                                               As of March 31, 2006                                   As of December 31, 2005
                                    --------------------------------------------           -----------------------------------------
                                                                                                           Estimated
                                                           Partnership's                                 Aggregate Low    Mortgage
                                                          Total Investment  Amount of                      Income       Balances of
  Local Limited                        General Partner    in Local Limited Investment  Number of         Housing Tax   Local Limited
 Partnership Name    Location           Name               Partnerships    Paid to Date  Units  Occupancy Credits (1)    Partnership
------------------------------------------------------------------------------------------------------------------------------------
                                           Philip R. Hammond,
Midland Manor          Mendota,            Jr. and Diane M.
Associates             California          Hammond                383,000      383,000       40         95%      668,000   1,402,000

                                           Richard Parasol
                       San Jacinto,        and Richard A.
San Jacinto Associates California          Gullota                469,000      469,000       38         95%      830,000   1,750,000

                                           Thomas G. Larson,
                                           William H. Larson
                       Woodlake,           and Raymond L.
Woodlake Manor         California          Tetzlaff               545,000      545,000       44         93%    1,146,000   1,424,000


                                           Ronald D.
Yreka Investment       Yreka, California   Bettencourt            538,000      538,000       36         97%    1,174,000   1,438,000
Group                                                          ----------    ---------      ----        ---    ---------   ---------

                                                              $ 5,803,000  $ 5,803,000      433         95%  $12,187,000 $16,427,000
                                                              ===========  ===========      ====        ===  =========== ===========

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

(2) Identified on June 23, 2006 for disposition.

                                    -------------------------------------------------
                                          For the Year Ended December 31, 2005
                                    -------------------------------------------------
                                                                                         Low Income Housing Tax
                                                                                          Credits Allocated to
         Partnership Name                   Rental Income            Net Income (Loss)          Partnership
-------------------------------------------------------------------------------------------------------------
Alta Vista Investors                        $    228,000             $    (33,000)                       99%

BCA Associates                                   236,000                  (16,000)                       99%

Cloverdale Garden Apartments                     240,000                  (28,000)                       99%

Countryway Associates                            187,000                 (106,000)                       99%

East Garden Apartments                           300,000                  (21,000)                       99%

HPA Investors                                    226,000                  (42,000)                       99%

Knights Landing Harbor                           164,000                    9,000                        99%

Midland Manor Associates                         226,000                  (25,000)                       99%

San Jacinto Associates                           285,000                  (18,000)                       99%

Woodlake Manor                                   284,000                   (5,000)                       99%

Yreka Investment Group                           225,000                  (18,000)                       99%
                                              ----------              ------------

                              Total         $  2,601,000             $   (303,000)
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

(b) At March 31, 2006, there were 639 Limited Partners and 12 assignees of Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2006.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of  Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                      For the Years Ending March 31,
                                 -----------------------------------------------------------------------------------
                                      2006             2005             2004             2003             2002
                                 ---------------   --------------   --------------   -------------   ---------------

ASSETS
Cash                           $         26,987  $        19,125  $         7,209  $          734  $         12,170
Investments in Local Limited
  Partnerships, net                           -                -                -         453,314           600,843
                                 ---------------   --------------   --------------   -------------   ---------------
                               $         26,987  $        19,125  $         7,209  $      454,048  $        613,013
                                 ===============   ==============   ==============   =============   ===============
LIABILITIES
Accrued fees and expenses
  due to general partner and
  affiliates                   $      1,709,640  $     1,568,394  $     1,432,637  $    1,300,219  $      1,180,524

PARTNERS' DEFICIT                    (1,682,653)      (1,549,269)      (1,425,428)       (846,171)         (567,511)
                                 ---------------   --------------   --------------   -------------   ---------------
                               $         26,987  $        19,125  $         7,209  $      454,048  $        613,013
                                 ===============   ==============   ==============   =============   ===============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                             For the Years Ended
                                                                  March 31,
                         --------------------------------------------------------------------------------------------
                             2006             2005               2004                2003                2002
                         -------------    -------------     ---------------     ---------------    ------------------

Loss from
operations (Note 1)    $    (133,384)    $    (123,841)    $       (604,285)  $       (139,721)   $      (139,316)
Equity in income
  (losses) from
  Local Limited
  Partnerships                     -                 -               25,028           (138,939)          (201,095)
                         -------------    -------------     ---------------     ---------------    ------------------
Net loss               $    (133,384)    $    (123,841)    $       (579,257)  $       (278,660)   $      (340,411)
                         =============    =============     ===============     ===============    ==================
Net loss allocated
to:

   General partners    $      (1,334)    $      (1,238)    $         (5,793)   $        (2,787)   $        (3,404)
                       ==============     ===============     ===============    ==============   ===================
   Limited partners    $    (132,050)    $    (122,603)    $       (573,464)   $      (275,873)   $      (337,007)
                       ==============     ===============     ===============    ==============   ===================
Net loss per
  Partnership Unit     $      (17.72)    $      (16.46)    $         (76.98)   $        (37.03)   $        (45.24)
                       ==============     ===============    ================    ==============   ===================

Outstanding
  Partnerships Unit    $       7,450     $       7,450     $          7,450    $         7,450    $         7,450
                        =============     ===============     ===============   ===============   ==================

Note 1-Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investment in Local Limited Partnerships of $470,093. (See Note 2 to the audited financial statements.)

                                                       For the Years Ended March 31,
                                 -----------------------------------------------------------------------
                                     2006            2005           2004          2003          2002
                                 --------------   ------------    ----------    ----------    ----------

Net cash provided by
 (used in):
   Operating activities        $         7,862   $     11,916   $      3,659   $  (14,602) $     (34,751)
   Investing activities                      -              -          2,816        3,166          2,749
                                 --------------   ------------    ----------    ----------    ----------
Net change in cash and cash
  equivalents                            7,862         11,916          6,475      (11,436)       (32,002)

Cash, beginning of period               19,125          7,209            734       12,170         44,172
                                 --------------   ------------    ----------    ----------    ----------
Cash, end of period            $        26,987  $      19,125   $      7,209   $      734   $     12,170
                                 ==============   ============    ==========    ==========    ==========

Low Income Housing Tax Credits per Unit were as follows for the years ended December 31:

                                      2005           2004           2003          2002          2001
                                   ------------   ------------   -----------    ---------     ----------
Federal                          $           -  $           1  $          1   $        1    $        16

State                                        -              -             -            -              -
                                   ------------   ------------   -----------    ---------     ----------
Total                            $           -  $           1  $          1   $        1    $        16
                                   ============   ============   ===========    =========     ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the audited financial statements)

"Equity in losses of the Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income taxes purposes, the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnerships

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2006 (unaudited) consisted of $27,000 in cash. Liabilities at March 31, 2006 (unaudited) primarily consisted of $1,626,000 of accrued annual management fees and $84,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations' below)

Results of Operations

Year  Ended  March  31,  2006   Compared  to  Year  Ended  March  31,  2005. The
Partnership's net loss for the year ended March 31, 2006 was $(133,000), reflecting an increase of $(9,000) from the net loss of $(124,000) experienced for the year ended March 31, 2005. The increase in net loss is primarily due to a $(6,000) increase of legal and accounting expense from $20,000 incurred in the year ended March 31, 2005 compared to a $26,000 for the year ended March 31, 2006, along with a $(6,000) decrease in distribution income, offset by an increase in reporting fee income of $2,000, along with a $1,000 decrease in miscellaneous expense.

Year  Ended  March  31,  2005   Compared  to  Year  Ended  March  31,  2004. The
Partnership's net loss for the year ended March 31, 2005 was $(124,000), reflecting a decrease of $(455,000) from the net loss experienced for the year ended March 31, 2004 of $(579,000). The decrease in net loss is primarily due to the impairment loss of $470,000 incurred in the year ended March 31, 2004 compared to a $0 impairment loss for the year ended March 31, 2005, along with a $5,000 decrease in amortization, $(4,000) increase in legal and accounting a $1,000 decrease in office expense. Additionally, there was an increase in distribution income from Local Limited Partnership of $8,000. Along with the change in equity in income from Local Limited Partnerships which decreased by $(25,000) to $0 for the year ended March 31, 2005 from income of $25,000 for the year ended March 31, 2004. The decrease of equity in income from Local Limited Partnerships is primarily due to the Partnership not recognizing certain losses or income of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at March 31, 2004. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Liquidity and Capital Resources

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005.Net increase in cash during the year ended March 31, 2006 was $8,000 compared to net increase in cash for the year ended March 31, 2005 of $12,000. The net cash decrease is due to an increase in accrued expenses due to the General Partner and affiliates and an increase in distribution income from Local Limited Partnerships.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004.Net increase in cash during the year ended March 31, 2005 was $12,000 compared to net increase in cash during the year ended March 31, 2004 of $6,000. The net cash increase is due to an increase of approximately $8,000 in distribution income from Local Limited Partnership which was offset by a $(2,000) increase in operating activities.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $112,000 for each year ended March 31, 2006, 2005 and 2004,. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associate's has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2006:

                                     2007         2008       2009        2010       2011     Thereafter        Total
                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------
Asset Management Fees (1)        $ 1,737,950  $  111,855 $  111,855  $  111,855 $  111,855 $   2,908,230   $ 5,093,600
Capital Contributions Payable
   to Local Limited Partnerships           -           -          -           -          -             -             -
                                   ----------   ---------  ---------   ---------  ---------  ------------    ----------
Total contractual cash
   obligations                   $ 1,737,950  $  111,855 $  111,855  $  111,855 $  111,855 $   2,908,230   $ 5,093,600
                                   ==========   =========  =========   =========  =========  ============    ==========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2006 have been included in the 2007 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1A for information in this regard.

Impact of New Accounting Pronouncements

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate it's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations. (See "Method of Accounting for Investments in Local Limited Partnerships" above)

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying Housing Complexes, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credit, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credit, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2006, 2005 and 2004. Our audit also included the financial statement schedules listed in Form 10-K, Part IV,
Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credit, L.P. (a California Limited Partnership) as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the periods ended March 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
August 23, 2006

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                                               March 31
                                                                                     ------------------------------
                                                                                         2006             2005
                                                                                     --------------   -------------

ASSETS

Cash and cash equivalents                                                          $        26,987   $      19,125
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                   -               -
                                                                                     --------------   -------------
                                                                                   $        26,987   $      19,125
                                                                                     ==============   =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                                           $     1,709,640   $   1,568,394

Partners' deficit:
    General partners                                                                       (81,668)        (80,334)
    Limited partners (10,000 units authorized; 7,450 units
     issued and outstanding)                                                            (1,600,985)     (1,468,935)
                                                                                     --------------   -------------
      Total partners' deficit                                                           (1,682,653)     (1,549,269)
                                                                                     --------------   -------------
                                                                                   $        26,987   $      19,125
                                                                                     ==============   =============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended March 31
                                                      ----------------------------------------------
                                                          2006             2005            2004
                                                      --------------    ------------    ------------

Interest income                                     $           114   $          29    $         10
Distribution income                                           5,799          11,886           3,650
Reporting fee income                                          1,937               -               -
                                                      --------------    ------------    ------------
Total income                                                  7,850          11,915           3,660
                                                      --------------    ------------    ------------
Operating expenses:
   Amortization (Notes 2 and 3)                                   -               -           5,433
   Asset management fees (Note 3)                           111,856         111,855         111,855
   Impairment loss (Note 2)                                       -               -         470,093
   Legal and accounting                                      26,236          20,025          16,106
   Other                                                      3,142           3,876           4,458
                                                      --------------    ------------    ------------
    Total operating expenses                                141,234         135,756         607,945
                                                      --------------    ------------    ------------
Loss from operations                                       (133,384)       (123,841)       (604,285)

Equity in income of Local Limited
    Partnerships (Note 2)                                         -               -          25,028
                                                      --------------    ------------    ------------
Net loss                                            $      (133,384)   $   (123,841)   $   (579,257)
                                                      ==============    ============    ============
Net loss allocated to:
   General Partners                                 $        (1,334)   $     (1,238)   $     (5,793)
                                                      ==============    ============    ============
   Limited Partners                                 $      (132,050)   $   (122,603)   $   (573,464)
                                                      ==============    ============    ============
Net loss per Partnership Unit                       $        (17.72)   $     (16.46)   $     (76.98)
                                                      ==============    ============    ============
Outstanding weighted Partnership Units                        7,450           7,450           7,450
                                                      ==============    ============    ============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

               For The Years Ended March 31, 2006, 2005, and 2004

                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2003                       $        (73,303) $        (772,868)    $    (846,171)

Net loss                                                            (5,793)          (573,464)         (579,257)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2004                                (79,096)        (1,346,332)       (1,425,428)

Net loss                                                            (1,238)          (122,603)         (123,841)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2005                                (80,334)        (1,468,935)       (1,549,269)

Net loss                                                            (1,334)          (132,050)         (133,384)
                                                            ---------------     ---------------    ---------------
Partners' deficit at March 31, 2006                       $        (81,668) $      (1,600,985)    $  (1,682,653)
                                                            ---------------     ---------------    ---------------

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                For the Years Ended March 31,
                                                          -------------------------------------------
                                                             2006            2005            2004
                                                          ------------    ------------    -----------

Cash flows from operating activities:
  Net loss                                              $    (133,384)  $    (123,841)   $  (579,257)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Amortization                                                   -               -          5,433
     Equity in income of Local Limited Partnerships                 -               -        (25,028)
     Impairment loss                                                -               -        470,093
     Change in accrued fees and expenses due to
         General Partner and affiliates                       141,246         135,757        132,418
                                                          ------------    ------------    -----------
Net cash provided by (used in) operating activities             7,862          11,916         (3,659)
                                                          ------------    ------------    -----------
Cash flows provided by investing activities:
   Distributions from Local Limited Partnerships                    -               -          2,816
                                                          ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents            7,862          11,916         (6,475)

Cash and Cash Equivalent, beginning of period                  19,125           7,209            734
                                                          ------------    ------------    -----------
Cash and Cash Equivalent, end of period                 $      26,987   $      19,125   $      7,209
                                                          ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Taxes paid                                              $         800   $         800   $        800
                                                          ============    ============    ===========

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Organization
------------
WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other Local Limited Partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (the "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership have no employees of their own.

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

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The investors ("Limited Partners") in WNC California Housing Tax Credits, L.P.. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

The Partnership currently has insufficent working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature properties such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complex, and the tax consequences to the Limited Partners from the sale of the Housing Complex.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2006 and therefore the Partnership continues to be accounted for as a going concern.

As of March 31, 2006, no Housing Complexes had been selected for disposition. Subsequent to year-end the Partnership identified one Local Limited Partnership, BCA Associates, for disposition. BCA Associates has completed its 15-year compliance period, a Proxy was filed with the SEC on June 23, 2006. All of the Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2006.

Properties Identified for Disposition
-------------------------------------

The Partnership has identified one Local Limited Partnership, BCA Associates, ("BCA") for disposition. BCA owns the Battle Creek Senior Apartments located in Anderson, California (the "Property"). Consistent with the investment objectives of the Partnership, the Property qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Property.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on July 21, 2006 for the purchase of the Property at an anticipated sales price of $1,820,000. It is estimated the sales transaction will be complete by September 18, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see
Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2006 and 2005, the Partnership had no cash equivalents.

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

Income Taxes
------------
No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income taxes purposes, the Partnership reports on a calendar year basis.

                   WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued
--------------------------------------------------------------------------------

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

New Accounting Pronouncements
-----------------------------
The Partnership adopted FASB Interpretation No. 46 - Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, the Partnership does not consolidate its interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect due to the adoption of this statement.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in 11 Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2006 and 2005, are approximately $1,059,000 and $740,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------
A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $0, $0 and $470,093 during each of the years ended March 31, 2006, 2005, and 2004, respectively.

Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.

At March 31, 2006, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2006, 2005 and 2004, amounting to approximately $303,000, $302,000, and $13,000, respectively, have not been recognized. As of March 31, 2006, the aggregate share of net losses not recognized by the Partnership amounted to $1,553,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                           For the Years
                                                                           Ended March 31
                                                             -------------------------------------------
                                                                2006            2005           2004
                                                             ------------    -----------    ------------
Investments per balance sheet, beginning of period         $           -   $          -   $     453,314
Equity in income of Local Limited Partnerships                         -              -          25,028
Distributions received from Local Limited Partnerships                 -              -          (2,816)
Impairment loss                                                        -              -        (470,093)
Amortization of paid acquisition fees and costs                        -              -          (5,433)
                                                             ------------    -----------    ------------
Investments per balance sheet, end of period               $           -   $          -   $           -
                                                             ============    ===========    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                                            COMBINED CONDENSED BALANCE SHEETS

                                                                 2005                2004
                                                            ---------------     ---------------
ASSETS
Buildings and improvements (net of accumulated
   depreciation for 2005 and 2004 of $10,034,000 and
   $9,321,000, respectively)                              $     12,489,000    $     12,931,000
Land                                                             1,484,000           1,484,000
Other assets                                                     2,131,000           2,110,000
                                                            ---------------     ---------------
                                                          $     16,104,000    $     16,525,000
                                                            ===============     ===============
LIABILITIES

Mortgage loans payable                                    $     16,427,000    $     16,522,000
Due to related parties                                             349,000             345,000
Other liabilities                                                  185,000             174,000
                                                            ---------------     ---------------
                                                                16,961,000          17,041,000
                                                            ---------------     ---------------
PARTNERS' CAPITAL (DEFICIT)

WNC California Housing Tax Credits, L.P.                        (1,059,000)           (740,000)
Other partners                                                     202,000             224,000
                                                            ---------------     ---------------
                                                                  (857,000)           (516,000)
                                                            ---------------     ---------------
                                                          $     16,104,000    $     16,525,000
                                                            ===============     ===============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2005                2004               2003
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      2,681,000    $      2,677,000    $      2,657,000
                                                            ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             1,907,000           1,861,000           1,660,000
  Interest expense                                                 364,000             365,000             381,000
  Depreciation and amortization                                    713,000             690,000             672,000
                                                            ---------------     ---------------    ---------------
   Total expenses                                                2,984,000           2,916,000           2,713,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $       (303,000)   $       (239,000)   $        (56,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $       (300,000)   $       (236,000)   $        (55,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $              -    $              -    $        (25,000)
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

     Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $447,060, as of March 31, 2006 and 2005. Of the accumulated amortization recorded on the balance sheet at March 31, 2006, $0 of the related expense was reflected as equity in losses of Local Limited Partnerships during each of the years ended March 31, 2006, 2005 and 2004, to reduce the respective net acquisition fee component of investments in local Local Limited Partnerships to zero for those Local Limited Partnerships.

     Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $32,018 which have been included in investments in Local Limited Partnerships and were fully amortized at March 31, 2004.

     An annual management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages, for the life of the Partnership. Management fees of $111,856, $111,855 and $111,855 were incurred during the years ended March 31, 2006, 2005 and 2004, respectively of which $0 was paid during each of the years ended March 31, 2006, 2005 and 2004.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $24,000 during the years ended March 31, 2006 and 2005, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                                March 31
                                                                                      -----------------------------
                                                                                         2006            2005
                                                                                      ------------   --------------
Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership                                     $      83,544  $        54,154

Asset management fee payable                                                            1,626,096        1,514,240
                                                                                      ------------   --------------
Total                                                                               $   1,709,640  $     1,568,394
                                                                                      ============   ==============

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2006
               ----
Income                                $          2,000    $          4,000   $              -    $          2,000

Operating expenses                             (30,000)            (40,000)           (40,000)            (31,000)

Equity in losses of Local Limited
     Partnerships                                    -                   -                  -                   -

Net loss                                       (28,000)            (36,000)           (40,000)            (29,000)

Net Loss available to limited
     partners                                  (28,000)            (36,000)           (40,000)            (28,000)

Net Loss per limited partner unit                   (4)                 (5)                (5)                 (4)

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2005
               ----
Income                                $         6,000    $          5,000   $              -    $          1,000

Operating expenses                            (30,000)            (37,000)           (28,000)            (41,000)

Equity in losses of Local Limited
     Partnerships                                   -                   -                  -                   -

Net loss                                      (24,000)            (32,000)           (28,000)            (40,000)

Net Loss available to limited
     partners                                 (24,000)            (31,000)           (28,000)            (40,000)

Net Loss per limited partner unit                  (3)                 (4)                (4)                 (5)

NOTE 5 - SEBSEQUENT EVENT
-------------------------

Subsequent to year-end the Partnership identified one Local Limited Partnership, BCA Associates, for disposition. The Partnership has identified one Local Limited Partnership, BCA Associates, ("BCA") for disposition. BCA owns the Battle Creek Senior Apartments located in Anderson, California (the "Property"). Consistent with theinvestment objectives of the Partnership, the Property

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - SEBSEQUENT EVENT, continued
------------------------------------
qualified for Federal low income housing tax credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Property.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on July 21, 2006 for the purchase of the Property at an anticipated sales price of $1,820,000. It is estimated the sales transaction will be complete by September 18, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the year ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the directors of Associates, and for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Thomas H. Mason                Director of Construction
J. Brad Hurlbut                Director of Syndications
Elizabeth Selby                Director of Development

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 75, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on the matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council.

He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 53, is an Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 39, is an Executive Vice President, oversees the Originations, Acquisitions and Real Estate Development Departments, and is a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and multifinancial institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 50, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 54, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 42, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 37, is Vice President- Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Thomas H. Mason, CPM, age 49, is Director of Construction and a member of the Commercial Real Estate Group of Associates and is responsible for overseeing Associates' construction management department. He has 20 years of experience in the real estate and banking industries and holds a Certified Property Manager designation from the Institute of Real Estate Management. Prior to joining Associates in 1999, Mr. Mason was responsible for managing assets in the western-states region for a national owner/operating company of commercial real estate. Prior to that, he served with the FDIC as a senior real estate specialist. Mr. Mason graduated from the University of California, Santa Cruz with a Bachelor of Arts degree, and also holds a Master of Business Administration degree in finance and marketing from the University of California, Irvine, Graduate School of Management.

J. Brad Hurlbut, age 46, is Director of Syndications and a member of the Commercial Real Estate Group of Associates. He is responsible for the financial structuring of Associates' institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining Associates in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Elizabeth Selby, age 31, is Director of Development of Associates. Ms. Selby has been involved in real estate acquisition, development and valuation activities since 1998 and has been associated with Associates since 2003. Prior to joining Associates, she was involved in the development of affordable multi-family housing in New York City with BFC Construction. Ms. Selby graduated from the University of California, Berkeley in 1995 with a Bachelor of Arts degree and from the University of Southern California in 2001 with a Master of Real Estate Development degree.

Kay L. Cooper, age 69, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partner wholly-owned by two of the executive officers of WNC identified above.

(g)  Promoters and Control Persons
     -----------------------------
     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership, the General partner nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------
     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------
     None.

(l)  Code of Ethics
     --------------
     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $112,000 were incurred during each of the years ended March 31, 2006, 2005 and 2004. The Partnership paid the General Partners and or their affiliates $0 of those fees during the each of the years ended March 31, 2006, 2005 and 2004.

(b) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $24,000 and $19,000 during the years ended March 31, 2006, 2005 and 2004, respectively.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $34 and $60 for Associates and $0, $4 and $7 for Mr. Cooper for the calendar years ended December 31, 2005, 2004 and 2003, respectively. The General Partners are also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2006, 2005 and 2004.

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

(c)  Security Ownership of Management
     --------------------------------
     Neither the General Partners, Associates, their affiliates, nor any of the officers or directors of the corporate General Partner, Associates or its affiliates own directly or beneficially any Units in the Partnership.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent auditors for the years ended March 31:

                                             2006                2005
                                        ---------------     ---------------
Audit Fees                            $         22,392    $         17,025
Audit-related Fees                                   -                   -
Tax Fees                                         3,000               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                 $         25,392    $         20,025
                                        ===============     ===============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    List of Financial statements included in Part II hereof:
          --------------------------------------------------------
          Balance Sheets, March 31, 2006 and 2005
          Statements of Operations for the years ended March 31, 2006, 2005 and 2004
          Statements of Partners' Equity (Deficit) for the years ended March 31, 2006, 2005 and 2004
          Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004
          Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------
         Schedule III -Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.
         ---------

3.1      Agreement of Limited  Partnership  dated  September  15, 1988  filed as
         Exhibit 28.1 to Form 10-K for the year ended December 31, 1992 is hereby incorporated herein by reference as Exhibit 3.1.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350, to Certification of the Chief Executive Officer. (filed herewith)

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

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                            -------------------------------------------  ----------------------------------------------------
                                          As of March 31,2006                                As of December 31, 2005
                            -------------------------------------------  ----------------------------------------------------
                                                                            Mortgage
                                      Partnership's Total   Amount of      Balances of                                       Net
                                      Investment in Local Investment Paid Local Limited         Buildings &  Accumulated     Book
  Partnership Name       Location    Limited Partnerships    to Date      Partnership   Land     Equipment   Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors    Orosi,
                        California   $  583,000      $   583,000     $  1,406,000       $ 40,000    $2,260,000 $1,194,000 $1,106,000

BCA Associates          Anderson,
                        California      514,000          514,000        1,394,000        150,000     2,003,000    835,000  1,318,000

Cloverdale Garden       Cloverdale,
Apartments              California      617,000          617,000        1,607,000        182,000     2,028,000    778,000  1,432,000

Countryway Associates   Mendota,
                        California      571,000          571,000        1,445,000         90,000     2,176,000  1,246,000  1,020,000

East Garden Apartments  Jamestown,
                        California      770,000          770,000        2,115,000        225,000     2,743,000  1,043,000  1,925,000

HPA Investors           Shafter,
                        California      538,000          538,000        1,483,000         94,000     2,150,000    885,000  1,359,000

Knights Landing Harbor  Knights
                        Landing,
                        California      275,000          275,000          963,000        100,000     1,294,000    546,000    848,000

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                          ---------------------------   ------------------------------------------------------------
                                               As of March 31,2006                         As of December 31, 2005
                                          ---------------------------   ------------------------------------------------------------
                                                                         Mortgage
                                      Partnership's Total   Amount of   Balances of
                                      Investment in Local Investment Paid Local Limited     Buildings & Accumulated   Net Book
     Partnership Name      Location  Limited Partnerships   to Date     Partnership   Land  Equipment  Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Midland Manor            Mendota,
                         California      383,000         383,000      1,402,000     80,000   1,843,000       983,000         940,000

San Jacinto              San
Associates               Jacinto,
                         California      469,000         469,000      1,750,000    223,000   2,143,000       669,000       1,697,000

                         Woodlake,
Woodlake Manor           California      545,000         545,000      1,424,000    144,000   1,996,000     1,180,000         960,000

Yreka Investment Group
                         Yreka,
                         California      538,000         538,000      1,438,000    157,000   1,886,000       675,000       1,368,000
                                      ----------      ----------    ----------- ----------  ----------     ----------     ----------
                                      $5,803,000      $5,803,000    $16,427,000 $1,485,000 $22,522,000  $ 10,034,000     $13,973,000
                                      ==========      ==========    =========== ========== ===========  =============    ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  ----------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2005
                                                  ----------------------------------------------------------------------------------
                                                                          Year                    Estimated
                                                     Net Income         Investment                Useful Life
   Partnership Name               Rental Income        (Loss)            Acquired     Status       (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors            $    228,000     $  (33,000)              1989       Completed           27.5

BCA Associates                       236,000        (16,000)              1989       Completed             40

Cloverdale Garden Apartments         240,000        (28,000)              1989       Completed             40

Countryway Associates                187,000       (106,000)              1989       Completed           27.5

East Garden Apartments               300,000        (21,000)              1989       Completed             40

HPA Investors                        226,000        (42,000)              1989       Completed             40

Knights Landing Harbor               164,000          9,000               1989       Completed             40

Midland Manor Associates             226,000        (25,000)              1990       Completed           27.5

San Jacinto Associates               285,000        (18,000)              1990       Completed             50

Woodlake Manor                       284,000         (5,000)              1989       Completed             30

Yreka Investment Group               225,000        (18,000)              1989       Completed             50
                                  ----------     -----------

                                 $ 2,601,000     $ (303,000)
                                 ===========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                          ------------------------------------------------------------------------------------------
                                                      As of March 31,2005                   As of December 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                                                     Mortgage
                                           Partnership's Total     Amount of        Balances of
                                           Investment in Local  Investment Paid    Local Limited Property &   Accumulated   Net Book
     Partnership Name         Location    Limited Partnerships      to Date         Partnership   Building    Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors        Orosi,
                            California      $  583,000      $   583,000         $  1,412,000   $ 2,149,000   $1,095,000   $1,054,000

BCA Associates              Anderson,
                            California         514,000          514,000            1,401,000     2,138,000      773,000    1,365,000

Cloverdale Garden           Cloverdale,
Apartments                  California         617,000          617,000            1,614,000     2,201,000      715,000    1,486,000

Countryway Associates       Mendota,
                            California         571,000          571,000            1,452,000     2,249,000     1,158,00    1,091,000

East Garden Apartments      Jamestown,
                            California         770,000          770,000            2,123,000     2,981,000      962,000    2,019,000

HPA Investors               Shafter,
                            California         538,000          538,000            1,489,000     2,226,000      826,000    1,400,000

Knights Landing Harbor      Knights
                            Landing,
                            California         275,000          275,000              967,000     1,386,000      509,000      877,000

Midland Manor Associates    Mendota,           383,000          383,000            1,407,000     1,874,000      911,000      963,000
                            California

San Jacinto Associates      San Jacinto,
                            California         469,000          469,000            1,781,000     2,349,000      626,000    1,723,000

Woodlake Manor              Woodlake,
                            California         545,000          545,000            1,431,000     2,140,000    1,107,000    1,033,000

Yreka Investment Group      Yreka,
                            California
                                               538,000          538,000            1,445,000     2,043,000      639,000    1,404,000
                                           -----------      -----------         ------------  ------------    ---------- -----------
                                          $  5,803,000      $ 5,803,000         $ 16,522,000  $ 23,736,000   $9,321,000  $14,415,000
                                           ===========      ===========         ============  ============   =========== ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                              -------------------------------------------------------------------------------------
                                                                      For the year ended December 31, 2004
                                              -------------------------------------------------------------------------------------
                                                                                                                       Estimated
                                                                     Net Income      Year Investment                  Useful Life
              Partnership Name                       Rental Income     (Loss)           Acquired      Status            (Years)
-----------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                                  $   226,000   $   (20,000)           1989      Completed         27.5

BCA Associates                                            235,000        21,000            1989      Completed           40

Cloverdale Garden Apartments                              241,000       (26,000)           1989      Completed           40

Countryway Associates                                     190,000       (60,000)           1989      Completed         27.5

East Garden Apartments                                    337,000       (50,000)           1989      Completed           40

HPA Investors                                             210,000       (29,000)           1989      Completed           40

Knights Landing Harbor                                    162,000             -            1989      Completed           40

Midland Manor Associates                                  240,000        16,000            1990      Completed         27.5

San Jacinto Associates                                    274,000         9,000            1990      Completed           50

Woodlake Manor                                            285,000       (18,000)           1989      Completed           30

Yreka Investment Group                                    224,000       (82,000)           1989      Completed           50
                                                          -------     ----------
                                                      $ 2,624,000   $  (239,000)
                                                      ===========     ==========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                              ------------------------------------------------ -----------------------------------------------------
                                       As of March 31, 2004                                     As of December 31, 2003
                              ------------------------------------------------ -----------------------------------------------------
                                                                                   Mortgage
                                        Partnership's Total     Amount of         Balances of
                                        Investment in Local  Investment Paid     Local Limited Property &    Accumulated   Net Book
  Partnership Name       Location       Limited Partnerships     to Date         Partnerships   Building     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors     Orosi,
                         California
                                                $  583,000    $   583,000      $  1,418,000   $ 2,128,000  $ 1,014,000  $  1,114,000

BCA Associates           Anderson,
                         California                514,000        514,000         1,407,000     2,062,000      715,000     1,347,000

Cloverdale Garden        Cloverdale,
Apartments               California                617,000        617,000         1,619,000     2,201,000      651,000     1,550,000

Countryway Associates    Mendota,
                         California                571,000        571,000         1,458,000     2,194,000    1,069,000     1,125,000

East Garden Apartments   Jamestown,
                         California                770,000        770,000         2,135,000     2,962,000      879,000     2,083,000

HPA Investors            Shafter,
                         California                538,000        538,000         1,495,000     2,209,000      768,000     1,441,000

Knights Landing Harbor   Knights
                         Landing,
                         California                275,000        275,000           971,000     1,372,000      474,000       898,000

Midland Manor Associates Mendota,
                         California                383,000        383,000         1,412,000     1,867,000      841,000     1,026,000

San Jacinto Associates   San Jacinto,
                         California                469,000        469,000         1,797,000     2,349,000      584,000     1,765,000

Woodlake Manor           Woodlake,
                         California                545,000        545,000         1,437,000     2,137,000    1,034,000     1,103,000

Yreka Investment Group   Yreka,
                         California                538,000        538,000         1,451,000     2,044,000      602,000     1,442,000
                                              ------------    -----------       -----------  ------------  -----------  ------------
                                              $  5,803,000    $ 5,803,000        16,600,000  $ 23,525,000  $ 8,631,000  $ 14,894,000
                                              ============    ===========       ===========  ============  ===========  ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                -------------------------------------------------------------------------------
                                                                     For the year ended December 31, 2003
                                                -------------------------------------------------------------------------------
                                                                                    Year                           Estimated
                                                                    Net Income   Investment                       Useful Life
               Partnership Name                   Rental Income       (Loss)       Acquired           Status         (Years)
-------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                                    $ 225,000       $ (6,000)         1989          Completed         27.5

BCA Associates                                            233,000         22,000          1989          Completed           40

Cloverdale Garden Apartments                              237,000          3,000          1989          Completed           40

Countryway Associates                                     170,000        (72,000)         1989          Completed         27.5

East Garden Apartments                                    334,000         24,000          1989          Completed           40

HPA Investors                                             227,000          5,000          1989          Completed           40

Knights Landing Harbor                                    159,000         11,000          1989          Completed           40

Midland Manor Associates                                  237,000         15,000          1990          Completed         27.5

San Jacinto Associates                                    260,000        (12,000)         1990          Completed           50

Woodlake Manor                                            284,000         23,000          1989          Completed           30

Yreka Investment Group                                    226,000        (69,000)         1989          Completed           50
                                                      -----------       ---------
                                                      $ 2,592,000      $ (56,000)
                                                      ===========       =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:      WNC & Associates, Inc.,
         General Partner




By: /s/ Wilfred N. Cooper, Jr.
    -------------------------
    Wilfred N. Cooper, Jr.,
    President of WNC & Associates, Inc.

Date:  August 31, 2006

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

Date:  August 31, 2006




By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha,
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 31, 2006




By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
     Wilfred N. Cooper, Sr.,
     Chairman of the Board of WNC & Associates, Inc.

Date:  August 31, 2006





By:  /s/ David N. Shafer
     -------------------
     David N Shafer,
     Director of WNC & Associates, Inc.

Date:  August 31, 2006