Form 10-Q
period 2006-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2006-11-14
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                 California                                33-0316953
                (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)            Identification No.)


                17782 Sky Park Circle
                Irvine, CA
                                                            92614-6404
               (Address of principal executive offices)     (Zip Code)


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

Yes            No     X
   ------------  --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No     X
   ------------  --------------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
         June 30, 2006 and March 31, 2006......................................2

     Statements of Operations
         For the Three Months Ended June 30, 2006 and 2005.....................3

     Statement of Partners' Deficit
         For the Three Months Ended June 30, 2006..............................4

     Statements of Cash Flows
         For the Three Months Ended June 30, 2006 and 2005.....................5

     Notes to Financial Statements.............................................6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................14

     Item 3. Quantitative and Qualitative Disclosures About Market Risks......15

     Item 4. Controls and Procedures..........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Changes in Securitities and Use of Proceed.......................16

     Item 3. Defaults on Senior Securities....................................16

     Item 4.  Submission of Matters to a Vote of Security Holders.............16

     Item 5. Other Information................................................16

     Item 6. Exhibits and Reports on Form 8-K.................................16

     Signatures...............................................................16

     Certifications.......................................................17 &18

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   June 30, 2006               March 31, 2006
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                    $                31,742       $            26,987
Investments in Local Limited Partnerships, net (Note 2)                            -                         -
                                                               -----------------------       -------------------
                                                             $                31,742       $            26,987
                                                               =======================       ===================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,741,895       $         1,709,640
                                                               -----------------------       -------------------
Partners' deficit:
 General Partners                                                            (81,943)                  (81,668)
 Limited Partners (10,000 units authorized;
   7,450 units issued and outstanding)                                    (1,628,210)               (1,600,985)
                                                               -----------------------       -------------------
   Total partners' deficit                                                (1,710,153)               (1,682,653)
                                                               -----------------------       -------------------
                                                             $                31,742       $            26,987
                                                               =======================       ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                 2006                           2005
                                                      ---------------------------    ---------------------------
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------
             Interest income                        $                        33    $                        26
             Distribution income                                          4,722                          1,937
                                                      ---------------------------    ---------------------------
             Total income                                                 4,755                          1,963
                                                      ---------------------------    ---------------------------
             Operating expenses:
              Asset management fees (Note 3)                             27,964                         27,964
              Legal and accounting fees                                   4,091                          1,000
              Other                                                         200                            865
                                                      ---------------------------    ---------------------------
               Total operating expenses                                  32,255                         29,829
                                                      ---------------------------    ---------------------------
             Loss from operations                                       (27,500)                       (27,866)

             Equity in losses of Local
              Limited Partnerships (Note 2)                                   -                              -
                                                      ---------------------------    ---------------------------
             Net loss                               $                   (27,500)   $                   (27,866)
                                                      ===========================    ===========================
             Net loss allocated to:
               General Partners                     $                      (275)   $                      (279)
                                                      ===========================    ===========================
               Limited Partners                     $                   (27,225)   $                   (27,587)
                                                      ===========================    ===========================
             Net loss per Partnership Unit          $                        (4)   $                        (4)
                                                      ===========================    ===========================
             Outstanding weighted Partnership
             Units                                                        7,450                          7,450
                                                      ===========================    ===========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2006

                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2006                   $         (81,668)    $     (1,600,985)  $       (1,682,653)

Net loss                                                           (275)             (27,225)             (27,500)
                                                        -----------------     ----------------   ------------------
Partners' deficit at June 30, 2006, (unaudited)       $         (81,943)    $     (1,628,210)  $       (1,710,153)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)

                                                                         ------------------------------------------

                                                                         ------------------------------------------
                                                                                 2006                   2005
                                                                         ---------------------     ----------------
Cash flows from operating activities:
  Net loss                                                             $             (27,500)    $        (27,866)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                              32,255               29,828
                                                                         ---------------------     ----------------
             Net cash provided by operating activities                                 4,755                1,962
                                                                         ---------------------     ----------------
Net increase in cash and cash equivalents                                              4,755                1,962

Cash and cash equivalents, beginning of period                                        26,987               19,125
                                                                         ---------------------     ----------------
Cash and cash equivalents, end of period                               $              31,742     $         21,087
                                                                         =====================     ================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                           $                   -     $              -
                                                                         =====================     ================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The Partnership Agreement authorized the sale of up to 10,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in October 1990 at which time 7,450 Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The investors ("Limited Partners") is WNC California Housing Tax Credits, L.P. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For the Quarter Ended June 30, 2006
                                  (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------



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

Exit Strategy
-------------

The IRS Compliance Period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associate was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited
Partners  return  wherever   possible  and,   ultimately,   to  wind  down  the
Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

As of June 30, 2006, the Partnership identified one Local Limited Partnership, BCA Associates, for disposition. (see further discussion in Note 2) BCA Associates has completed its 15-year compliance period and a Proxy was filed with the SEC on June 23, 2006. All of the Local Limited Partnerships have completed the 15-year compliance period as of June 30, 2006.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2006 and 2005 have been recorded by the Partnership based on three months of reported results estimated by the management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see
Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partner Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30, 2006, the Partnership has acquired limited partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

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

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase of the Property at a sales price of $1,820,000. The disposition of BCA Associates was closed on October 18, 2006. The estimated distribution to the Limited Partner is calculated to be approximately $48 per Partnership Unit, which is subject to final approval. The Partnership estimates that the distribution will be distributed during the month of December 2006.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

It is estimated the sales transaction will be complete by September 18, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition.

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006                           2005
                                                                ---------------------           --------------------
               Revenues                                       $             670,000           $            669,000
                                                                ---------------------           --------------------
               Expenses
                 Interest expense                                            91,000                         91,000
                 Depreciation and amortization                              178,000                        173,000
                 Operating expenses                                         477,000                        465,000
                                                                ---------------------           --------------------
                  Total expenses                                            746,000                        729,000
                                                                ---------------------           --------------------
               Net loss                                       $             (76,000)          $            (60,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $             (75,000)          $            (59,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $                  -
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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Quarter Ended June 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred during each of the three months ended June 30, 2006 and 2005. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2006 and 2005.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements are $0 and $1,865 during each of the three months ended June 30, 2006 and 2005, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                       June 30, 2006             March 31, 2006
                                                                   ----------------------       -----------------
       Expenses paid by the General Partners
       or an affiliate on behalf of the Partnership             $                 87,835     $            83,544
       Asset management fee payable                                            1,654,060               1,626,096
                                                                   ----------------------       -----------------
       Total                                                    $              1,741,895     $         1,709,640
                                                                   ======================       =================

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $32,000 in cash. Liabilities at June 30, 2006 consisted primarily of $1,742,000 of accrued asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(28,000), reflecting no significant changes from the $(28,000) net loss experienced for the three months ended June 30, 2005. Although there were some changes within the different income and expense lines in the statements of operations, specifically a $3,000 increase in distribution income was offset by a $(3,000) increase in legal and accounting fees for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Net increase in cash during the three months ended June 30, 2006 was $5,000 compared to a net increase in cash for the three months ended June 30, 2005 of $2,000. The change is due to the $3,000 increase in asset management fee payable and accrued fees and expense due to the General Partner and affiliates.

During the three months ended June 30, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $32,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partbership expects its future cash flows, together with its net available assets as of June 30, 2006, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------

         NONE

(b)      Definitive Proxy Statement
         --------------------------

         Definitive Proxy Statement was filed on June 23, 2006 with the SEC in order to dispose BCA Associates.

(c)      Exhibits.

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

Date: November 14, 2006





By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2006