Form 10-Q
period 2006-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2006-11-15
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from             to
                                           -------------  -------------

                         Commission file number: 0-20068


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                 California                        33-0316953
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

Yes             No    X
   -------------  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes             No      X
   -------------  -------------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       Balance Sheets
          September 30, 2006 and March 31, 2006................................2

       Statements of Operations
          For the Three and Six Months Ended September 30, 2006 and 2005.......3

       Statement of Partners' Deficit
          For the Six Months Ended September 30, 2006..........................4

       Statements of Cash Flows
          For the Six Months Ended September 30, 2006 and 2005.................5

       Notes to Financial Statements...........................................6

       Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................13

       Item 3. Quantitative and Qualitative Disclosures About Market Risks....14

       Item 4. Controls and Procedures........................................14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................15

       Item 2. Unregistered Sales of Equity Securities and Use of Proceed.....15

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

       Certifications....................................................17 & 18

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 September 30, 2006            March 31, 2006
                                                               -----------------------       -------------------
                                                                    (unaudited)
ASSETS
Cash and cash equivalents                                    $                37,074       $            26,987
Investments in Local Limited Partnerships,
net (Note 2)                                                                       -                         -
                                                               -----------------------       -------------------
                                                             $                37,074       $            26,987
                                                               =======================       ===================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                   $             1,799,790       $         1,709,640
                                                               -----------------------       -------------------
Partners' deficit:
 General Partner                                                             (82,469)                  (81,668)
 Limited Partners (10,000 units authorized,
   7,450 units issued and outstanding)                                    (1,680,247)               (1,600,985)
                                                               -----------------------       -------------------
   Total partners' deficit:                                               (1,762,716)               (1,682,653)
                                                               -----------------------       -------------------
                                                             $                37,074       $            26,987
                                                               =======================       ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                            2006                                               2005
                                        ----------------------------------------------     -----------------------------------------
                                            Three Months              Six Months              Three Months             Six Months
                                        ---------------------     --------------------     --------------------      ---------------
 Interest income                      $                  40     $                  73    $                 30      $             56
 Distribution income                                  5,292                    10,014                   3,862                 5,799
                                        ---------------------     --------------------     --------------------      ---------------
                                                      5,332                    10,087                   3,892                 5,855
                                        ---------------------     --------------------     --------------------      ---------------
 Operating expenses:
  Asset management fees (Note 3)                     27,964                    55,928                  27,964                55,928
  Legal and accounting                               28,498                    32,589                  12,230                13,230
  Other                                               1,433                     1,633                     249                 1,114
                                        ---------------------     --------------------     --------------------      ---------------
    Total operating expenses                         57,895                    90,150                  40,443                70,272
                                        ---------------------     --------------------     --------------------      ---------------
 Loss from operations                               (52,563)                  (80,063)                (36,551)              (64,417)

 Equity in losses of Local
  Limited Partnerships (Note 2)                           -                         -                       -                     -
                                        ---------------------     --------------------     --------------------      ---------------
 Net loss                             $             (52,563)    $             (80,063)    $           (36,551)     $        (64,417)
                                        =====================     ====================     ====================      ===============
 Net loss allocated to:
  General Partner                     $                (526)    $                (801)    $              (366)     $           (644)
                                        =====================     ====================     ====================      ===============
  Limited Partners                    $             (52,037)    $             (79,262)    $           (36,185)     $        (63,773)
                                        =====================     ====================     ====================      ===============
 Net loss per Partnership Unit        $                  (7)    $                 (11)    $                (5)     $             (9)
                                        =====================     ====================     ====================      ===============
 Outstanding weighted
  Partnership Units                                   7,450                     7,450                   7,450                 7,450
                                        =====================     ====================     ====================      ===============

                 See accompanying notes to financial statements

                   WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2006

                                                            General              Limited
                                                            Partner              Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2006                   $         (81,668)    $     (1,600,985)  $        (1,682,653)

Net loss                                                           (801)             (79,262)              (80,063)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2006 (unaudited)   $         (82,469)    $     (1,680,247)  $        (1,762,716)
                                                        =================     ================   ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                                                    2006                   2005
                                                                            ---------------------     ----------------
    Cash flows from operating activities:
      Net loss                                                            $             (80,063)    $        (64,417)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Equity in losses of Local Limited Partnerships                                    -                    -
            Change in accrued fees and expense due to
              General Partner and affiliates                                             90,150               70,272
                                                                            ---------------------     ----------------
                 Net cash provided by operating activities                               10,087                5,855
                                                                            ---------------------     ----------------
    Net increase in cash and cash equivalents                                            10,087                5,855

    Cash and cash equivalents, beginning of period                                       26,987               19,125
                                                                            ---------------------     ----------------
    Cash and cash equivalents, end of period                              $              37,074     $         24,980
                                                                            =====================     ================
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                          $                   -     $              -
                                                                            =====================     ================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                  (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2006 and therefore the Partnership continues to be accounted for as a going concern.

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

As of September 30, 2006, the Partnership identified one Local Limited Partnership, BCA Associates, for disposition (see further discussion in Note 2.) BCA Associates has completed its 15-year compliance period and a Proxy was filed with the SEC on June 23, 2006. All of the Local Limited Partnerships have completed the 15-year compliance period as of September 30, 2006.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2006 and 2005 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the Six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2006 and March 31, 2006, the Partnership had no cash equivalents.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of September 30, 2006, the Partnership has acquired limited partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 433 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

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

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase of the Property at sales price of $1,820,000. The disposition of BCA Associates was closed on October 18, 2006. The estimated distribution to the Limited Partner was calculated to be approximately $48 per Partnership Unit, which is subject to final approval. The Partnership estimates that the distribution will be distributed during the month of December 2006.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006                           2005
                                                                ---------------------           --------------------
               Revenues                                       $           1,341,000           $          1,338,000
                                                                ---------------------           --------------------
               Expenses
                 Interest expense                                           182,000                        182,000
                 Depreciation & amortization                                356,000                        345,000
                 Operating expenses                                         954,000                        930,000
                                                                ---------------------           --------------------
                    Total expenses                                        1,492,000                      1,457,000
                                                                ---------------------           --------------------
               Net loss                                       $            (151,000)          $           (119,000)
                                                                =====================           ====================
               Net loss allocable to the Partnership          $            (150,000)          $           (118,000)
                                                                =====================           ====================
               Net loss recorded by the Partnership           $                   -           $                  -
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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 were incurred during each of the six months ended September 30, 2006 and 2005. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the six months ended September 30, 2006 and 2005.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements are $0 during each of the six months ended September 30, 2006 and 2005.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following:

                                                                    September 30, 2006           March 31, 2006
                                                                   ----------------------       -----------------
       Expenses paid by the General Partners or an
           affiliates on behalf of the Partnership              $                117,766     $            83,544
       Asset management fee payable                                            1,682,024               1,626,096
                                                                   ----------------------       -----------------
       Total                                                    $              1,799,790     $         1,709,640
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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2006 consisted primarily of $37,000 in cash. Liabilities at September 30, 2006 primarily consisted of $1,682,000 of accrued annual management fees and $118,000 in advances payable due to the General Partners and/or its affiliates.

Results of Operations

Three  Months  Ended  September  30,  2006  Compared to the Three  Months  Ended
September  30,  2005.  The  Partnership's  net loss for the three  months  ended
September 30, 2006 was $(53,000), reflecting an increase of approximately $(16,000) from the $(37,000) net loss experienced for the three months ended September 30, 2005. The increase in loss was primarily due to a ($17,000) increase in operating expenses which consisted of a $(16,000) increase in accounting fees along with a $(1,000) increase in other operating expenses offset by a $1,000 increase in distribution income.

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005. The Partnership's net loss for the six months ended September 30, 2006 was $(80,000), reflecting an increase of approximately $(16,000) from the $(64,000) net loss experienced for the six months ended September 30, 2005. The increase in loss was primarily due to a ($20,000) increase in operating expenses which consisted of a $(19,000) increase in accounting fees along with a $(1,000) increase in other operating expenses offset by a $4,000 increase in distribution income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. Net increase in cash during the six months ended September 30, 2006 was $10,000 compared to a net increase in cash for the six months ended September 30, 2005 of $6,000. The change of $4,000 is due primarily to the $16,000 increase in net loss offset by the $20,000 increase in liabilities.

During the six months ended September 30, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $90,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2006, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2007.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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