Form 10-Q
period 2006-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2007-10-12
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13  OR  15 (d)   OF   THE   SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  -----------

                         Commission file number: 0-20068


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                 California                        33-0316953
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

Yes           No      X
   -----------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
   -----------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No   X
   ----  ------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended December 31, 2006

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Balance Sheets
             December 31, 2006 and March 31, 2006..............................2

        Statements of Operations
             For the Three and Nine Months Ended December 31, 2006 and 2005....3

        Statement of Partners' Deficit
             For the Nine Months Ended December 31, 2006.......................4

        Statements of Cash Flows
             For the Nine Months Ended December 31, 2006 and 2005..............5

        Notes to Financial Statements..........................................6

        Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................14

        Item 3. Quantitative and Qualitative Disclosures About Market Risks...15

        Item 4. Controls and Procedures.......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..16

         Item 3. Defaults on Senior Securities................................16

         Item 4. Submission of Matters to a Vote of Security Holders..........16

         Item 5. Other Information............................................16

         Item 6. Exhibits.....................................................16

         Signatures...........................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                       December 31, 2006            March 31, 2006
                                                                                    ------------------------      ------------------
                                                                                          (unaudited)
ASSETS
Cash and cash equivalents                                                         $                  38,702        $         26,987
Due from the General Partners and/or an affiliate                                                     2,773                       -
Due from Local Limited Partnership                                                                   24,700                       -
Investments in Local Limited Partnerships, net (Note 2)                                                   -                       -
                                                                                    ------------------------        ----------------
        Total Assets                                                              $                  66,175        $         26,987
                                                                                    ========================        ================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partners and affiliates (Note 3)                                       $               1,828,669        $      1,709,640
                                                                                    ------------------------        ----------------
Partners' deficit:
 General Partners                                                                                   (79,721)                (81,668)
 Limited Partners (10,000 Partnership Units  authorized,

   7,450 Partnership Units issued and outstanding)                                               (1,682,773)             (1,600,985)
                                                                                    ------------------------        ----------------
   Total partners' deficit:                                                                      (1,762,494)             (1,682,653)
                                                                                    ------------------------        ----------------
      Total Liabilities and Partners' Deficit                                     $                  66,175        $         26,987
                                                                                    ========================        ================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                      2006                                       2005
                                                    ---------------------------------------       ----------------------------------
                                                        Three Months           Nine Months          Three Months       Nine Months
                                                    --------------------    ---------------       ----------------   --------------
 Distribution income                              $             (1,182)     $        8,832      $              -     $        5,799
 Reporting fees                                                  2,766               2,766                     -                  -
                                                    --------------------    ---------------       ----------------   ---------------
     Total operating incomes                                     1,584              11,598                     -              5,799
                                                    --------------------    ---------------       ----------------   ---------------
 Operating expenses:
  Asset management fees (Note 3)                                27,964              83,892                 27,964            83,892
  Legal and accounting                                             658              33,247                 11,847            25,077
  Other                                                            257               1,890                    337             1,451
                                                    --------------------    ---------------       ----------------   ---------------
   Total operating expenses                                     28,879             119,029                 40,148           110,420
                                                    --------------------    ---------------       ----------------   ---------------
 Loss from operations                                          (27,295)           (107,431)               (40,148)         (104,621)

 Equity in losses of Local
  Limited Partnership (Note 2)                                       -                   -                      -                 -

 Interest income                                                    44                 117                     30                86

 Gain on sale of Local Limited
   Partnership (Note 2)                                        302,020             302,020                      -                 -
                                                    --------------------   ----------------       ----------------   ---------------
 Net income (loss)                                $            274,769      $      194,706      $         (40,118)   $     (104,535)
                                                    ====================   ================       ================   ===============
 Net income (loss) allocated to:
  General Partners                                $              2,748      $        1,947      $            (401)   $       (1,045)
                                                    ====================    ===============       ================   ===============
 Limited Partners                                 $            272,021      $      192,759      $         (39,717)   $     (103,490)
                                                    ====================    ===============       ================   ===============
 Net income (loss) per Partnership Unit           $                 37      $           26      $              (5)   $          (14)
                                                    ====================    ===============       ================   ===============
 Outstanding weighted
  Partnership Units                                             7,450                7,450                  7,450             7,450
                                                    ====================    ===============       ================   ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2006

                                                                               General              Limited
                                                                               Partners             Partners            Total
                                                                          ------------------  ------------------  -----------------
Partners' deficit at March 31, 2006                                     $           (81,668)     $   (1,600,985)   $     (1,682,653)

Net income (unaudited)                                                                1,947             192,759             194,706

Distributions (unaudited)                                                                 -            (274,547)           (274,547)
                                                                          ------------------      ---------------    ---------------
Partners' deficit at December 31, 2006 (unaudited)                      $           (79,721)     $   (1,682,773)   $     (1,762,494)
                                                                          ==================      ===============    ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                                                     2006                  2005
                                                                                              ------------------     ---------------
    Cash flows from operating activities:
      Net income (loss)                                                                     $           194,706      $     (104,535)
        Adjustments to reconcile net income (loss) to net
            Cash  provided by (used in) operating activities:
            Change in due from affiliate                                                                 (2,773)                  -
            Change in accrued fees and expense due to
               General Partners and affiliates                                                          119,029             110,420
            Gain on sale of investment in Local Limited
               Partnership                                                                             (302,020)                  -
                                                                                              ------------------     ---------------
               Net cash provided by operating activities                                                  8,942               5,885
                                                                                              ------------------     ---------------
    Cash flows from investing activities:
          Proceeds from sale of investment in Local Limited Partnership                                 277,320                   -
                                                                                              ------------------     ---------------
             Net cash provided by investing activities                                                  277,320                   -
                                                                                             -------------------     ---------------
    Cash flows from financing activities:
         Limited Partners distribution                                                                 (274,547)                  -
                                                                                              ------------------     ---------------
            Net cash used in financing activities                                                      (274,547)                  -
                                                                                              ------------------     ---------------
    Net increase in cash and cash equivalents                                                            11,715               5,885

    Cash and cash equivalents, beginning of period                                                       26,987              19,125
                                                                                              ------------------     ---------------
    Cash and cash equivalents, end of period                                                $            38,702      $       25,010
                                                                                              ==================     ===============
    SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

      Taxes paid                                                                            $                 -      $            -
                                                                                              ==================     ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own multi-family housing complexes (the "Housing Complex") that are eligible for Federal Low Income Housing Tax Credits ("Low Income Housing Tax Credits").

WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (collectively, the "General Partner" or "General Partners"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the partnership agreement or law.

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,450 Partnership Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors ("Limited Partners") are WNC California Housing Tax Credits, L.P. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties, continued
----------------------------------

No trading market for the Partnership Units exists or is expected to develop. Limited partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual limited partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2008.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partners and/or its affiliates. Though the amounts payable to the General Partners and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partners and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy
-------------

The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the General Partners is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

During the quarter ended December 31, 2006 the Partnership sold the Housing Complex of one Local Limited Partnership, BCA Associates. BCA Associates had completed its 15-year compliance period, definitive materials were filed with the SEC on June 23, 2006 and July 19, 2006. As of December 31, 2006, no additional Housing Complexes had been selected for disposition.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. On July 19, 2006 the Partnership filed additional definitive proxy material with the SEC extending the deadline for proxy votes from July 21, 2006 to August 30, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase of the Housing Complex at sales price of $1,820,000. The General Partner of BCA Associates was paid approximately $154,000 in sales preparation and refinancing fees, $1,390,000 paid down the existing mortgages and the remaining $276,000 was distributed to the Partnership. In addition to the $276,000 the Partnership received approximately $26,000 as a result of the remaining net assets of the Local Limited Partnership. The disposition of the Housing Complex of BCA Associates was closed on October 18, 2006. The distribution to the Limited

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partners amounted to $40.13 per Partnership Unit which was distributed in two payments, this first payment was paid out on December 20, 2006 and the final portion of the distribution was paid out on April 20, 2007. The distribution to the General Partners was made on April 20, 2007.

Subsequent to December 31, 2006 the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of December 31, 2006.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor has been terminated, due to Rural Development not approving the appraisal.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for each period ended December 31, 2006 and 2005 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment that has reached zero are recognized as income.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2006 and March 31, 2006, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships. As the Housing Complex of one Local Limited Partnership, BCA Associates was sold during the quarter ended December 31, 2006, 10 of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 393 apartment units. The respective General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase of the Property at sales price of $1,820,000. The disposition of BCA Associates was closed on October 18, 2006. The estimated distribution to the Limited Partner is calculated to be approximately $40.13 per Partnership Unit which was distributed in two payments, this first payment was paid out on December 20, 2006 and the final portion of the distribution was paid out on April 20, 2007. The distribution to the General Partners was made on April 20, 2007.


Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                              2006                       2005
                                                                                     ---------------------       -------------------
                    Revenues                                                       $            1,950,000       $         2,008,000
                                                                                     ---------------------       -------------------
                    Expenses
                      Interest expense                                                            266,000                   274,000
                      Depreciation & amortization                                                 558,000                   517,000
                      Operating expenses                                                        1,375,000                 1,396,000
                                                                                     ----------------------      -------------------
                       Total expenses                                                           2,199,000                 2,187,000
                                                                                     ----------------------      -------------------
                    Net operating loss                                             $             (249,000)      $          (179,000)
                                                                                     ----------------------      -------------------
                    Gain on sale of one Local Limited Partnership                                 302,000                         -
                                                                                     ----------------------      -------------------
                    Net income(loss) allocable to the Partnership                                  56,000                  (177,000)
                                                                                     ======================      ===================
                    Net income (loss) recorded by the Partnership                  $              302,000       $                 -
                                                                                     ======================      ===================

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited NOTE 3 - RELATED PARTY TRANSACTIONS, continued

     Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $83,892 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2006 and 2005.

(b) The Partnership reimburses the General Partners or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the nine months ended December 31, 2006 and 2005, respectively.

(c) The Partnership is owed approximately $2,800 from an affiliate of the General Partners, which represents the General Partner's portion of the distribution from the disposition of BCA Associates. As of December 31, 2006 the funds were being held in a distribution account which an affiliate of the General Partners controls. The distribution was made to the Partnership's General Partners subsequent to December 31, 2006.

(d) The Partnership was owed $24,700 from BCA Associates, the Local Limited Partnership that was sold during the quarter ended December 31, 2006. This amount represents the final distribution owed to the Partnership for the disposition of the Local Limited Partnership. It was received subsequent to year-end and distributed to the Partnership's Limited Partners and General Partners, in accordance with the prospectus.

The accrued fees and expenses due to the General Partners and affiliates consisted of the following:

                                                                                           December 31, 2006        March 31, 2006
                                                                                         ----------------------    -----------------
       Expenses paid by the General Partners or an
         affiliates on behalf of the Partnership                                      $                 118,681      $        83,544
       Asset management fee payable                                                                   1,709,988            1,626,096
                                                                                         ----------------------        -------------
       Total                                                                          $               1,828,669      $     1,709,640
                                                                                         ======================        =============

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2006 the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of December 31, 2006.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor has been terminated, due to Rural Development not approving the appraisal.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2006 consisted primarily of $39,000 in cash, $3,000 due from General Partners and/or an affiliate and $25,000 due from one Local Limited Partnership. Liabilities at December 31, 2006 primarily consisted of $1,710,000 of accrued annual management fees and $119,000 in advances payable due to the General Partners and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005. The Partnership's net income for the three months ended December 31, 2006 was $275,000, reflecting an increase of approximately $315,000 from the $(40,000) net loss experienced for the three months ended December 31, 2005. The increase in income was primarily due to a $302,000 gain on disposal of one Housing Complex, a $2,000 increase in distribution income, along with $11,000 decrease in accounting expenses.

Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005. The Partnership's net income for the nine months ended December 31, 2006 was $195,000, reflecting an increase of approximately $299,000 from the $(105,000) net loss experienced for the nine months ended December 31, 2005. The increase in income was primarily due to a $302,000 gain on disposal of one Housing Complex, a $3,000 increase in distribution income, a $3,000 increase in reporting fees offset by a $(8,000) increase in accounting expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. Net increase in cash during the nine months ended December 31, 2006 was $12,000 compared to a net increase in cash for the nine months ended December 31, 2005 of $6,000. The change of $6,000 is due primarily to the $9,000 increase in accrued fees and expense due to General Partners and affiliates offset by an increase in net loss before gain on sale of operating partnership of $(3,000). There was $277,000 increase in cash provided by investing activities due to the proceeds from the sale of one Local Limited Partnership, offset by $(277,000) of financing activities for distributions paid to the Limited Partners.

During the nine months ended December 31, 2006, accrued payables, which consist primarily of related party management fees and advances due to the General Partners, increased by $119,000. The General Partners does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2006, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Partnership's General Partners, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1     Section 1350 Certification of  the   Chief  Executive  Officer.  (filed
         herewith)

32.2     Section  1350  Certification   of the Chief  Financial Officer.  (filed
         herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.       General Partner






By: /s/  Wilfred N. Cooper, Jr.
    ---------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date: October 12, 2007





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: October 12, 2007