Form 10-K
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2007-11-13
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  --------------

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
             (Exact name of registrant as specified in its charter)

                  California                          33-0316953
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes         No    X
   ---------  ---------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes         No    X
   ---------  ----------

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

Indicate by check mark whether the registrant is an accelerated filer.
Yes        No    X
   --------  --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):  Large   accelerated   filer      Accelerated   filer      Non-accelerated
                                  ------                   -----
filer   X
     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No   X
   ------  ------

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to invest primarily in other limited partnership ( the "Local Limited Partnership") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or "General Partners"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission, on March 16, 1989, the Partnership commenced a public offering of 10,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering on October 31, 1990, a total of 7,450 Partnership Units representing $7,450,000 had been sold. Holders of Partnership Units are referred to herein as "Limited Partners".

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

The Partnership originally invested in eleven Local Limited Partnerships, one of which has been sold or otherwise disposed of as of March 31, 2007. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

During the year ended March 31, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, BCA Associates. BCA Associates had completed its 15-year compliance period. As of March 31, 2007, no additional Housing Complexes had been selected for disposition.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. On July 19, 2006 the Partnership filed additional definitive proxy material with the SEC extending the deadline for proxy votes from July 21, 2006 to August 30, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase of the Housing Complex at sales price of $1,820,000. The General Partner of BCA was paid approximately $154,000 in sales preparation and refinancing fees, $1,390,000 paid down the existing mortgages, the remaining $276,000 was distributed to the Partnership subsequent to year end. In addition to the $276,000 the Partnership received approximately $26,000 as a result of the remaining net assets of the Local Limited Partnership. The disposition of the Housing Complex of BCA Associates was closed on October 18, 2006. The distribution to the Limited Partners amounted to $40.13 per Partnership Unit which was distributed in two payments, this first payment was paid out on December 20, 2006 and the final portion of the distribution was paid out on April 20, 2007. The distribution to the General Partners was made on April 20, 2007.

Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2007.

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

a. Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

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

b.   Risks  related to  investment  in Local  Limited  Partnerships  and Housing
     Complexes

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

     Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing
Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

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

c.   Tax risks other than those relating to tax credits

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

     d.   Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

     Lack of liquidity of investment. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

     The Limited Partners will not control the Partnership and must rely totally on the General Partner. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

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

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates or for the periods indicated:

                                                   -------------------------------- ------------------------------------------------
                                                          As of March 31, 2007                  As of December 31, 2006
                                                   -------------------------------- ------------------------------------------------
                                                                                                          Estimated     Mortgage
                                                   Partnership's Total   Amount of                       Aggregate Low Balances of
                                        General       Investment in      Investment                     Income Housing    Local
Local Limited                            Name         LocalLimited         Paid        Number               Credits      Limited
Partnership Name      Location          Partner       Partnerships       to Date      of Units   Occupancy    (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista           Orosi,        Philip R. Hammond, Jr.  $ 583,000     $ 583,000       42       100%   $ 1,274,000      $1,399,000
Investors            California    and Diane M. Hammond

BCA Associates (2)   Anderson,     Douglas W. Young                -             -        -          -             -               -
                     California

Cloverdale           Cloverdale,   David J. Michael, Patrick 617,000       617,000       34         97%    1,387,000       1,600,000
Garden               California    R. Sabelhaus and
Apartments                         Professional Apartment
                                   Management

Countryway           Mendota,      Philip R. Hammond, Jr.    571,000       571,000       41         88%    1,162,000       1,438,000
Associates           California    and Diane M. Hammond

East Garden          Jamestown,    David J. Michael and      770,000       770,000       51         98%    1,772,000       2,106,000
Apartments           California    Professional Apartment
                                   Management

HPA                  Shafter,      Douglas W. Young          538,000       538,000       42         90%    1,223,000       1,477,000
                     California

Knights              Knights       Douglas W. Young and      275,000       275,000       25        100%      446,000         977,000
Landing              Landing,      Diane L. Young
Harbor               California

                                                   --------------------------------   ----------------------------------------------
                                                         As of March 31, 2007                  As of December 31, 2006
                                                   --------------------------------   ----------------------------------------------
                                                                                                          Estimated     Mortgage
                                                   Partnership's Total   Amount of                       Aggregate Low Balances of
                                        General       Investment in      Investment                     Income Housing    Local
Local Limited                            Name         LocalLimited         Paid        Number               Credits      Limited
Partnership Name      Location          Partner       Partnerships       to Date      of Units   Occupancy    (1)      Partnership
------------------------------------------------------------------------------------------------------------------------------------
Midland Manor       Mendota,        Philip R. Hammond,  383,000          383,000         40         88%      668,000       1,396,000
Associates          California      Jr. and Diane
                                    M. Hammond

San Jacinto         San Jacinto,    Richard Parasol and 469,000          469,000         38         97%      830,000       1,742,000
Associates          California      Richard A. Gullota

Woodlake Manor      Woodlake,       Thomas G. Larson,   545,000          545,000         44         93%    1,146,000       1,417,000
                    California      William H. Larson
                                    and Raymond L.
                                    Tetzlaff

Yreka Investment    Yreka,          Ronald D.           538,000          538,000         36         94%    1,174,000       1,431,000
Group               California      Bettencourt     -----------      -----------       ----         ---  -----------     -----------
                                                    $ 5,289,000      $ 5,289,000        393         95%  $12,187,000     $14,983,000
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

(2) Sold on October 18, 2006, as of March 31, 2007 the Partnership has not been dissolved.

                                               -------------------------------------------------------------------------------------
                                                                       For the Year Ended December 31, 2006
                                               -------------------------------------------------------------------------------------
                                                                                                                       Low Income
                                                                                                                     Housing Credits
Local Limited                                                                                                         Allocated to
Partnership Name                                                Rental Income                 Net Income (Loss)       Partnership
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                                              $228,000                           $(41,000)                   99%

BCA Associates                                                     165,000                            532,000 *                  99%

Cloverdale Garden Apartments                                       246,000                            (43,000)                   99%

Countryway Associates                                              161,000                           (117,000)                   99%

East Garden Apartments                                             305,000                            (26,000)                   99%

HPA Investors                                                      225,000                            (31,000)                   99%

Knights Landing Harbor                                             171,000                             10,000                    99%

Midland Manor Associates                                           205,000                            (46,000)                   99%

San Jacinto Associates                                             291,000                              2,000                    99%

Woodlake Manor                                                     282,000                            (12,000)                   99%

Yreka Investment Group                                             241,000                              1,000                    99%
                                                            --------------                     ---------------
           Total                                                $2,520,000                           $229,000
                                                            ==============                     ===============

* This amount included the gain on disposal of the Housing Complex.

Item 3. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2007, there were 650 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer  and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                      For the Years Ending March 31,
                                            ----------------------------------------------------------------------------------------
                                                 2007              2006            2005          2004                    2003
                                            --------------    -------------    -----------   ------------       --------------------
ASSETS
Cash                                      $        38,742   $      26,987  $       19,125  $       7,209       $                 734
Due from the General Partner or an
 affiliate
 (Note 3)                                           2,773              -                -              -                           -
Due from Local Limited Partnership                 24,700              -                -              -                           -
Investments in Local Limited
  Partnerships, net                                     -              -                -              -                     453,314
                                            -------------    ------------   -------------   ------------        --------------------
                                          $        66,215   $     26,987   $       19,125  $       7,209       $             454,048
                                            =============    ============   =============   ============        ====================
LIABILITIES
Accrued fees and expenses due to General
  Partner and affiliates
                                          $     1,858,649   $  1,709,640  $     1,568,394  $   1,432,637       $          1,300,219
Accounts Payable                                    1,000              -                -              -                          -

   PARTNERS' DEFICIT                           (1,793,434)    (1,682,653)      (1,549,269)    (1,425,428)                  (846,171)
                                            -------------    ------------   -------------   ------------        --------------------
                                          $        66,215   $     26,987  $        19,125  $       7,209       $            454,048
                                            =============    ===========  ===============  =============        ====================

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                             For the Years Ended
                                                                                  March 31,
                                           -----------------------------------------------------------------------------------------
                                                 2007               2006                2005               2004              2003
                                           --------------      --------------      -------------      ---------------    -----------
Loss  from operations                    $       (138,411)   $       (133,498)     $   (123,870)     $     (604,285)   $   (139,721)
(Note 1)
Equity in income (losses) from Local
  Limited Partnerships                                  -                   -                 -              25,028        (138,939)
Gain on sale of Local Limited
Partnership                                       302,020                   -                 -                   -               -

Interest income                                       157                 114                29                   -               -
                                           ----------------       ------------      ------------     ---------------    ------------
  Net income (loss)                      $        163,766     $      (133,384)     $   (123,841)     $     (579,257)   $   (278,660)
                                           =================      ============      ============      ==============    ============
Net income (loss) allocated to:

   General Partners                      $          1,638     $        (1,334)     $     (1,238)     $       (5,793)   $     (2,787)
                                           =================      ============    ==============     ===============   =============
                                         $        163,766     $      (132,050)     $   (122,603)     $     (573,464)   $   (275,873)
   Limited Partners                        =================      ============      ============     ==============     ============

Net income (loss) per Partnership        $          21.76     $        (17.72)     $     (16.46)     $       (76.98)   $     (37.03)
  Unit                                     =================      ============      ============     ===============    ============

Outstanding weighted Partner Units                  7,450               7,450             7,450               7,450           7,450
                                           =================      ============      ============      ==============    ============

Note 1-Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investment in Local Limited Partnerships of $470,093.

                                                                       For the Years Ended March 31,
                                            ----------------------------------------------------------------------------------------
                                                  2007                 2006                2005               2004           2003
                                            ------------------    ----------------     --------------     --------------   ---------
Net cash provided by
 (used in):
   Operating activities                   $             8,982   $          7,862    $        11,916    $         3,659    $ (14,602)
   Investing activities                               277,320                  -                  -              2,816        3,166
   Financing activities                              (274,547)                 -                  -                  -            -
                                            ------------------    ----------------     --------------     --------------    --------
Net change in cash and cash equivalents                11,755              7,862             11,916              6,475      (11,436)

Cash, beginning of period                              26,987             19,125              7,209                734       12,170
                                            ------------------    ----------------     --------------     --------------     -------
Cash, end of period                       $            38,742   $         26,987    $        19,125    $         7,209    $     734
                                            ==================    ================     ==============     ==============     =======

Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                                                   2006                2005                2004               2003            2002
                                              ----------------    ----------------     --------------     -------------   ----------
Federal                                     $               -   $               -    $             1    $            1   $        1

State                                                       -                   -                  -                 -            -
                                              ----------------    ----------------     --------------     -------------   ----------
Total                                       $               -   $               -    $             1    $            1   $        1
                                              ================    ================     ==============     =============   ==========

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

"Equity in losses of the Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results, estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

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

Financial Condition

The Partnership's assets at March 31, 2007 consisted of $39,000 in cash. Liabilities at March 31, 2007 primarily consisted of $1,000 of accounts payable, $1,738,000 of accrued annual management fees and $121,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations' below).

Results of Operations

Year  Ended  March  31,  2007   Compared  to  Year  Ended  March  31,  2006  The
Partnership's net income for the year ended March 31, 2007 was $164,000, reflecting an increase of $297,000 from the net loss of $(133,000) experienced for the year ended March 31, 2006. The increase in net income is primarily due to a $302,000 gain on disposal of one Housing Complex, offset by an increase of $(5,000) in loss from operation which was due to an increase of $(8,000) in legal and accounting expenses and an increase of $(1,000) in other expenses, offset by an increase of $3,000 in distribution income and an increase of $1,000 in reporting fees.

Year  Ended  March  31,  2006   Compared  to  Year  Ended  March  31,  2005  The
Partnership's net loss for the year ended March 31, 2006 was $(133,000), reflecting an increase of $(9,000) from the net loss of $(124,000) experienced for the year ended March 31, 2005. The increase in net loss is primarily due to a $(6,000) increase of legal and accounting expense from $20,000 incurred in the year ended March 31, 2005 compared to a $26,000 for the year ended March 31, 2006, along with a $(6,000) decrease in distribution income, offset by an increase in reporting fees of $2,000, along with a $1,000 decrease in miscellaneous expense.

Liquidity and Capital Resources

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 Net increase in cash during the year ended March 31, 2007 was $12,000 compared to net increase in cash for the year ended March 31, 2006 of $8,000. The net cash increase of $4,000 is due to the $1,000 increase in accounts payable, the $8,000 increase in accrued fees and expense due to General Partner and affiliates offset by an increase in net loss before gain on sale of operating partnership of $(5,000). There was a $277,000 increase in cash provided by investing activities due to disposal the Housing Complex, of that amount $274,000 was distributed to the Limited Partners of the Partnership. There was also, approximately $3,000 due from an affiliate in relation to the cash received from the disposal of the one Housing Complex, which was subsequently paid as a distribution to the General Partners.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005 Net increase in cash during the year ended March 31, 2006 was $8,000 compared to net increase in cash for the year ended March 31, 2005 of $12,000. The net cash decrease is due to an increase in accrued expenses due to the General Partner and affiliates and an increase in distribution income from Local Limited Partnerships.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $149,000, $112,000, and $112,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                                               2008        2009         2010        2011        2012      Thereafter         Total
                                            ----------  ----------   ---------   ---------   ---------  --------------     ---------
Asset Management Fees (1)                 $  1,849,808  $ 111,855  $  111,855  $  111,855  $   111,855  $  2,796,375    $ 5,093,603
Capital Contributions Payable to Local
   Limited Partnerships                              -          -           -           -            -             -              -
                                            ----------   --------   ---------   ---------   ----------   -----------     -----------
Total contractual cash obligations        $  1,849,808  $ 111,855  $  111,855  $  111,855  $   111,855  $  2,796,375    $ 5,093,603
                                            ==========   ========   =========   =========   ==========   ===========     ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for the periods ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
November 1, 2007

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                          March 31
                                                                                          ----------------------------------------
                                                                                                 2007                  2006
                                                                                          ------------------    ------------------
ASSETS
Cash and cash equivalents                                                                $            38,742   $             26,987
Due from the General Partner or an affiliate (Note 3)                                                  2,773                      -
Due from Local Limited Partnership                                                                    24,700                      -
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                             -                      -
                                                                                          ------------------      ------------------
    Total assets                                                                         $            66,215   $             26,987
                                                                                          ==================      ==================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees and expenses due to General Partner and affiliates (Note 3)              $        1,858,649    $          1,709,640
   Accounts Payable                                                                                   1,000                       -
                                                                                          ------------------     ------------------
     Total liabilities                                                                            1,859,649               1,709,640

Partners' deficit:
    General Partners                                                                                (80,030)                (81,668)
    Limited Partners (10,000 Partnership Units authorized; 7,450 Partnership Units
     issued and outstanding)                                                                     (1,713,404)             (1,600,985)
                                                                                          ------------------      ------------------
      Total partners' deficit                                                                    (1,793,434)             (1,682,653)
                                                                                          ------------------      ------------------
             Total liabilities and partners' deficit                                     $           66,215    $             26,987
                                                                                          ==================      ==================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                       For the Years Ended March 31,
                                                                        ------------------------------------------------------------
                                                                              2007                   2006                 2005
                                                                        ------------------     -----------------     ---------------
Distribution income                                                   $             8,832    $            5,799    $         11,886
Reporting fees                                                                      2,766                 1,937                   -
                                                                        ------------------     -----------------     ---------------
Total income                                                                       11,598                 7,736              11,886
                                                                        ------------------     -----------------     ---------------
Operating expenses:
   Asset management fees (Note 3)                                                 111,856               111,856             111,855
   Legal and accounting                                                            34,305                26,236              20,025
   Other                                                                            3,848                 3,142               3,876
                                                                        ------------------     -----------------     ---------------
    Total operating expenses                                                      150,009               141,234             135,756
                                                                        ------------------     -----------------     ---------------
Loss from operations                                                             (138,411)             (133,498)           (123,870)

Equity in losses of Local Limited
    Partnerships (Note 2)                                                               -                     -                   -

Gain on sale of Local Limited Partnership                                         302,020                     -                   -

Interest income                                                                       157                   114                  29
                                                                        ------------------     -----------------     ---------------
Net income (loss)                                                     $           163,766    $         (133,384)   $       (123,841)
                                                                        ==================     =================     ===============
Net income (loss) allocated to:
   General Partners                                                   $             1,638    $           (1,334)   $         (1,238)
                                                                        ==================     =================     ===============
   Limited Partners                                                   $           162,128    $         (132,050)   $       (122,603)
                                                                        ==================     =================     ===============
Net  income (loss) per Partnership Unit                               $             21.76    $           (17.72)   $         (16.46)
                                                                        ==================     =================     ===============
Outstanding weighted Partnership Units                                              7,450                 7,450               7,450
                                                                        ==================     =================     ===============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' DEFICIT

               For The Years Ended March 31, 2007, 2006, and 2005

                                                             General Partners          Limited Partners               Total
                                                           --------------------      --------------------     --------------------
Partners' deficit at March 31, 2004                      $             (79,096)   $          (1,346,332)      $       (1,425,428)

Net loss                                                                (1,238)                (122,603)                (123,841)
                                                           --------------------      --------------------     --------------------
Partners' deficit at March 31, 2005                                    (80,334)              (1,468,935)              (1,549,269)

Net loss                                                                (1,334)                (132,050)                (133,384)
                                                           --------------------      --------------------     --------------------
Partners' deficit at March 31, 2006                      $             (81,668)   $          (1,600,985)      $       (1,682,653)

Net Income                                                               1,638                  162,128                  163,766

Distributions                                                                -                 (274,547)                (274,547)
                                                           --------------------      --------------------     --------------------
Partners' deficit at March 31, 2007                      $             (80,030)   $          (1,713,404)      $       (1,793,434)
                                                           ====================      ====================     ====================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                          For the Years Ended March 31,
                                                                            --------------------------------------------------------
                                                                                  2007                 2006                 2005
                                                                            -----------------     ----------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                       $          163,766    $        (133,384)  $      (123,841)
  Adjustments to reconcile net income (loss) to
  net cash provided in operating activities:
     Change in due from an affiliate                                                  (2,773)                   -                 -
     Change in accrued fees and expenses due to
       General Partner and affiliates                                                149,009              141,246           135,757
     Change in accounts payable                                                        1,000                    -                 -
     Gain on sale of investment in Local Limited
        Partnership                                                                (302,020)                   -                 -
                                                                            -----------------     ----------------      ------------
Net cash provided by (used in) operating activities                                    8,982                7,862            11,916
                                                                            -----------------     ----------------      ------------
Cash flows provided by investing activities:
   Proceeds from sale of investment in Local Limited
        Partnership                                                                  277,320                    -                 -
                                                                            -----------------     ----------------      ------------
             Net cash provided by investing activities                               277,320                    -                 -
                                                                            -----------------     ----------------      ------------
Cash flows from financing activities:
   Distributions to Limited Partners                                                (274,547)                   -                 -
                                                                            -----------------     ----------------      ------------
            Net cash used in financing activities                                   (274,547)                   -                 -
                                                                            -----------------     ----------------      ------------
Net increase in cash and cash equivalents                                             11,755                7,862            11,916

Cash and cash equivalents, beginning of period                                        26,987               19,125             7,209
                                                                            -----------------     ----------------      ------------
Cash and cash equivalents, end of period                                  $           38,742    $          26,987     $      19,125
                                                                            =================     ================      ============
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
    Taxes paid                                                            $              800    $             800     $         800
                                                                            =================     ================      ============

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

               For the Years Ended March 31, 2007, 2006, and 2005

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

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,450 Partnership Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007.

During the year ended March 31, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, BCA Associates. BCA Associates had completed its 15-year compliance period. As of March 31, 2007, no additional Housing Complexes had been selected for disposition.

On June 23, 2006, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. On July 19, 2006 the Partnership filed additional definitive proxy material with the SEC extending the deadline for proxy votes from July 21, 2006 to August 30, 2006. As of August 1, 2006, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on August 30, 2006 for the purchase

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

of the Housing Complex at sales price of $1,820,000. The General Partner of BCA was paid approximately $154,000 in sales preparation and refinancing fees, $1,390,000 paid down the existing mortgages, the remaining $276,000 was distributed to the Partnership. In addition to the $276,000 the Partnership received approximately $26,000 as a result of the remaining net assets of the Local Limited Partnership. The disposition of the Housing Complex of BCA Associates was closed on October 18, 2006. The distribution to the Limited Partners amounted to $40.13 per Partnership Unit which was distributed in two payments, this first payment was paid out on December 20, 2006 and the final portion of the distribution was paid out on April 20, 2007. The distribution to the General Partners was made on April 20, 2007.

Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of March 31, 2007.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23 ,2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor has been terminated, due to Rural Development not approving the appraisal.

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

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2007 and 2006, the Partnership had no cash equivalents.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interets in 11 Local Limited Partnerships. As the Housing Complex of one Local Limited Partnership, BCA Associates was sold during the year ended March 31, 2007, 10 of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 393 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, amd tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007 and 2006, are approximately $1,122,000 and

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

$1,059,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

At March 31, 2007, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006 and 2005, amounting to approximately $310,000 and $303,000, $302,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $1,863,000.

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                       2006                      2005
                                                                                --------------------      --------------------
ASSETS
Buildings and improvements (net of accumulated depreciation for 2006 and
   2005 of $9,883,000 and $10,034,000, respectively)                          $          10,866,000     $          12,488,000
Land                                                                                      1,335,000                 1,485,000
Other assets                                                                              2,060,000                 2,131,000
                                                                                --------------------      --------------------
     Total assets                                                             $          14,261,000     $          16,104,000
                                                                                ====================      ====================
LIABILITIES

Mortgage loans payable                                                        $          14,983,000     $          16,427,000
Due to related parties                                                                      324,000                   349,000
Other liabilities                                                                           188,000                   185,000
                                                                                --------------------      --------------------
    Total liabilities                                                                    15,495,000                16,961,000
                                                                                --------------------      --------------------
PARTNERS' DEFICIT

WNC California Housing Tax Credits, L.P.                                                 (1,122,000)               (1,059,000)
Other partners                                                                             (112,000)                  202,000
                                                                                --------------------      --------------------
     Total partners' deficit                                                             (1,234,000)                 (857,000)
                                                                                --------------------      --------------------
         Total liabilities and partners' deficit                              $          14,261,000     $          16,104,000
                                                                                ====================      ====================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                    2006                        2005                     2004
                                                             --------------------      --------------------     --------------------
Revenues                                                   $          2,600,000     $           2,681,000    $           2,677,000
                                                             --------------------      --------------------     --------------------
Expenses:
  Operating expenses                                                  1,833,000                 1,907,000                1,861,000
  Interest expense                                                      354,000                   364,000                  365,000
  Depreciation and amortization                                         744,000                   713,000                  690,000
                                                            --------------------      --------------------     ---------------------
   Total expenses                                                     2,931,000                 2,984,000                2,916,000
                                                            --------------------      --------------------     ---------------------
  Net operating  loss                                      $           (331,000)   $             (303,000)  $             (239,000)
                                                            --------------------      --------------------     ---------------------
Gain on sale of one Local Limited Partnership                           559,000                         -                        -
                                                            --------------------      --------------------     ---------------------
Net income(loss) allocable to the Partnership              $            226,000    $             (300,000)  $             (236,000)
                                                            ====================      ====================     =====================
 Net income(loss) recorded by the Partnership              $            302,000    $                    -   $                    -
                                                            ====================      ====================     =====================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 6% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $447,060 for all periods presented.

     Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 3% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $32,018 which have been included in investments in Local Limited Partnerships. Accumulated amortization of the acquisition costs was $32,018 for all periods presented.

     An annual asset management fee equal to 0.5% of the invested assets of the Local Limited Partnerships, including the Partnerships allocable share of the mortgages, for the life of the Partnership. Management fees of $111,856, $111,856 and $111,855 were incurred during the years ended March 31, 2007, 2006 and 2005, respectively of which $0 was paid during each of the years ended March 31, 2007, 2006 and 2005.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $0, $0, and $24,000 during the years ended March 31, 2007, 2006 and 2005, respectively.

     The Partnership is owed approximately $2,800 from an affiliate of the General Partner, which represents the General Partner's portion of the distribution from the disposition of BCA. As of March 31, 2007 the funds were being held in a distribution account which an affiliate of the General Partner controls. The distribution was made to the Partnership's General Partners subsequent to year-end.

     The Partnership was owed $24,700 from BCA Associates, the Local Limited Partnership that was sold during the year ended March 31, 2007. This amount represents the final distribution owed to the Partnership for the disposition of the Local Limited Partnership. It was received subsequent to year-end and distributed to the Partnership's Limited Partners and General Partners, in accordance with the prospectus.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                                            March 31,
                                                                                             ---------------------------------------
                                                                                                   2007                  2006
                                                                                             ----------------    -------------------
Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership                                            $         120,697   $             83,544

Asset management fee payable                                                                       1,737,952              1,626,096
                                                                                             ----------------    -------------------
Total                                                                                      $       1,858,649   $          1,709,640
                                                                                             ================    ===================

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

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                                          June 30             September 30            December 31        March 31
                                                     -----------------      -----------------      -----------------   -------------
                    2007
                    ----
Income                                             $           5,000     $           5,000     $             2,000     $          -

Operating expenses                                           (32,000)              (58,000)                (29,000)         (31,000)

Loss from operations                                         (27,000)              (53,000)                (27,000)         (31,000)

Equity in losses of Local Limited
     Partnerships                                                  -                     -                       -                -

Interest income                                                    -                     -                       -                -

Gain on sale of one Local
  Limited Partnership                                              -                     -                 302,000                -

Net income (loss)                                            (27,000)              (53,000)                275,000          (31,000)

Net Income (Loss) available to Limited
     Partners                                                (27,000)              (52,000)                272,000          (31,000)

Net Income(Loss) per Partnership Unit                             (4)                   (7)                     37               (4)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                                   June 30                September 30           December 31            March 31
                                                -----------------      -----------------      -----------------      ---------------
                    2006
                    ----
Income                                             $        2,000    $           4,000     $               -     $            2,000

Operating expenses                                        (30,000)             (40,000)              (40,000)               (31,000)

Loss from operations                                      (28,000)             (36,000)              (40,000)               (29,000)

Equity in losses of Local Limited
     Partnerships                                               -                    -                     -                      -

Interest income                                                 -                    -                     -                      -

Net loss                                                  (28,000)             (36,000)              (40,000)               (29,000)

Net Loss available to Limited Partners                    (28,000)             (36,000)              (40,000)               (28,000)

Net Loss per Partnership Unit                                  (4)                  (5)                   (5)                    (4)

                                                           June 30              September 30          December 31          March 31
                                                     -----------------      ----------------      ----------------      ------------
                    2005
                    ----
Income                                             $          6,000     $            5,000     $             -     $          1,000

Operating expenses                                          (30,000)               (37,000)            (28,000)             (41,000)

Loss from operations                                        (24,000)               (32,000)            (28,000)             (40,000)

Equity in losses of Local Limited
   Partnerships                                                   -                      -                   -                    -

Interest income                                                   -                      -                   -                    -

Net loss                                                    (24,000)               (32,000)            (28,000)             (40,000)

Net Loss available to Limited Partners                      (24,000)               (31,000)            (28,000)             (40,000)

Net Loss per Partnership Unit                                    (3)                    (4)                 (4)                  (5)

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2007, 2006 and 2005

NOTE 5 - SUBSEQUENT EVENT
-------------------------

Subsequent to year-end the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no credit recapture upon a transfer of the Woodlake Manor Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and were disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor has been terminated, due to Rural Development not approving the appraisal.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors,  (b) Identification of Executive Officers,
      -----------------------------------------------------------------------
      (c) Identification of Certain Significant Employees, (d)
      --------------------------------------------------------
      Family Relationships, and (e) Business Experience
      -------------------------------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

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

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 76, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
                                   ---------------------------     -------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
------
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay
Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 56, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career.

Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 43, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 39, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit Committee Financial Expert, and (i) Identification of the Audit
     ---------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership, the General partner, nor Associates has an audit committee.

(j)  Changes to Nominating Procedures
     --------------------------------

     Inapplicable.

(k)  Compliance With Section 16(a) of the Exchange Act
     -------------------------------------------------
     None.

(l)  Code of Ethics
     --------------

     Associates has adopted a Code of Ethics which applies to the Chief Executive Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $112,000 were incurred during each of the years ended March 31, 2007, 2006 and 2005. The Partnership paid the General Partners and or their affiliates $0 of those fees during the each of the years ended March 31, 2007, 2006 and 2005.

(b) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $0 and $24,000 during the years ended March 31, 2007, 2006 and 2005, respectively.

(c) Interest in Partnerships. The General Partners receive 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $0, $0 and $34 for Associates and $0, $0 and $4 for the General Partner for the calendar years ended December 31, 2006, 2005 and 2004, respectively. The General Partners are also entitled to receive a percentage of Partnership income or losses, and of cash distributions. There were no distributions of cash to the General Partners during the years ended March 31, 2007, 2006 and 2005.

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

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)  Security Ownership of Management
     --------------------------------
     Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partners may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partners of the Partnership and elect a successor General Partner.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                                            2007                      2006
                                                     --------------------      --------------------
Audit Fees                                         $              23,733     $              22,392
Audit-related Fees                                                     -                         -
Tax Fees                                                           3,000                     3,000
All Other Fees                                                         -                         -
                                                     --------------------      --------------------
TOTAL                                              $              26,733     $              25,392
                                                     ====================      ====================

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules, and Report on Form 8-K

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2007 and 2006
         Statements of Operations for the years ended March 31, 2007, 2006 and 2005
         Statements of Partners' Equity (Deficit) for the years ended March 31, 2007, 2006 and 2005
         Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005
         Notes to Financial Statements

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

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                 ---------------------------------------------------------------------------------------------------
                                         As of March 31, 2007                              As of December 31, 2006
                                 ---------------------------------------------------------------------------------------------------
                                                                      Mortgage
                                 Partnership's Total    Amount of    Balances of
Local Limited                    Investment in Local    Investment  Local Limited        Buildings &     Accumulated    Net Book
Partnership Name     Location    Limited Partnerships  Paid to Date  Partnership   Land   Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors Orosi,         $  583,000           $  583,000  $ 1,399,000  $40,000  $2,276,000      $1,306,000     $1,010,000
                     California

BCA Associates (1)   Anderson,               -                    -            -        -           -               -              -
                     California

Cloverdale           Cloverdale,       617,000              617,000    1,600,000  182,000   2,047,000         848,000      1,381,000
Garden               California
Apartments

Countryway           Mendota,          571,000              571,000    1,438,000   90,000   2,200,000       1,335,000        955,000
Associates           California

East Garden          Jamestown,        770,000              770,000    2,106,000  225,000   2,652,000       1,123,000      1,754,000
Apartments           California

HPA Investors        Shafter,          538,000              538,000    1,477,000   94,000   2,164,000         948,000      1,310,000
                     California

Knights              Knights           275,000              275,000      977,000  100,000   1,297,000         583,000        814,000
Landing              Landing,
Harbor               California

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                 ---------------------------------------------------------------------------------------------------
                                          As of March 31, 2007                                      As of December 31, 2006
                                 ---------------------------------------------------------------------------------------------------
                                                                      Mortgage
                                 Partnership's Total    Amount of    Balances of
Local Limited                    Investment in Local    Investment  Local Limited          Buildings &     Accumulated    Net Book
Partnership Name     Location    Limited Partnerships  Paid to Date  Partnership     Land   Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Midland Manor        Mendota,          383,000              383,000     1,396,000     80,000   2,053,000     1,064,000     1,069,000
Associates           California

San Jacinto          San Jacinto,      469,000              469,000     1,742,000    223,000   2,143,000       713,000     1,653,000
Associates           California

Woodlake Manor (2)    Woodlake,        545,000              545,000     1,417,000    144,000   2,030,000     1,252,000       922,000
                      California

Yreka Investment      Yreka,           538,000              538,000     1,431,000    157,000   1,887,000       711,000     1,333,000
Group                 California     ---------           ----------   ----------- ----------  ----------     ---------   -----------
                                    $5,289,000           $5,289,000   $14,983,000 $1,335,000 $20,749,000    $9,883,000   $12,201,000
                                    ==========           ==========   =========== ========== ===========    ==========   ===========

(1)The property was sold on September 30, 2006, as of March 31, 2007 the partnership had not yet been dissolved.

(2)Property identified on July 13, 2007 for disposition.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                             ---------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2006
                                             ---------------------------------------------------------------------------------------
Local Limited                                                     Net Income        Year Investment                 Estimated Useful
Partnership Name                             Rental Income          (Loss)              Acquired           Status     Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                         $  228,000           $  (41,000)            1989             Completed             27.5

BCA Associates                                  165,000              532,000*            1989             Completed               40

Cloverdale Garden Apartments                    246,000              (43,000)            1989             Completed               40

Countryway Associates                           161,000             (117,000)            1989             Completed             27.5

East Garden Apartments                          305,000              (26,000)            1989             Completed               40

HPA Investors                                   225,000              (31,000)            1989             Completed               40

Knights Landing Harbor                          171,000               10,000             1989             Completed               40

Midland Manor Associates                        205,000              (46,000)            1990             Completed             27.5

San Jacinto Associates                          291,000                2,000             1990             Completed               50

Woodlake Manor                                  282,000              (12,000)            1989             Completed               30

Yreka Investment Group                          241,000                1,000             1989             Completed               50
                                            -----------           ----------
                                            $ 2,520,000           $  229,000
                                            ===========           ==========

* This amount included the gain on disposal of Local Limited Partnership.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                 ---------------------------------------------------------------------------------------------------
                                      As of March 31, 2006                                            As of December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                                                      Mortgage
                                 Partnership's Total    Amount of    Balances of
Local Limited                    Investment in Local    Investment  Local Limited          Buildings &     Accumulated    Net Book
Partnership Name     Location    Limited Partnerships  Paid to Date  Partnership     Land   Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors   Orosi,        $  583,000        $  583,000    $ 1,406,000  $ 40,000   $ 2,260,000   $ 1,194,000    $1,106,000
                       California

BCA Associates         Anderson,        514,000           514,000      1,394,000   150,000     2,003,000       835,000     1,318,000
                       California

Cloverdale Garden      Cloverdale,      617,000           617,000      1,607,000   182,000     2,028,000       778,000     1,432,000
Apartments             California

Countryway Associates  Mendota,         571,000           571,000      1,445,000    90,000     2,176,000     1,246,000     1,020,000
                       California

East Garden Apartments Jamestown,       770,000           770,000      2,115,000   225,000     2,743,000     1,043,000     1,925,000
                       California

HPA Investors          Shafter,         538,000           538,000      1,483,000    94,000     2,150,000       885,000     1,359,000
                       California

Knights Landing Harbor Knights Landing, 275,000           275,000        963,000   100,000     1,294,000       546,000       848,000
                       California

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                 ---------------------------------------------------------------------------------------------------
                                       As of March 31, 2006                                            As of December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                                                      Mortgage
                                 Partnership's Total    Amount of    Balances of
Local Limited                    Investment in Local    Investment  Local Limited          Buildings &     Accumulated    Net Book
Partnership Name     Location    Limited Partnerships  Paid to Date  Partnership     Land   Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Midland Manor        Mendota,           383,000              383,000   1,402,000     80,000   1,843,000      983,000         940,000
Associates           California

San Jacinto          San Jacinto,       469,000              469,000   1,750,000    223,000   2,143,000      669,000       1,697,000
Associates           California

Woodlake Manor       Woodlake,          545,000              545,000   1,424,000    144,000   1,996,000    1,180,000         960,000
                     California

Yreka Investment     Yreka,             538,000              538,000   1,438,000    157,000   1,886,000      675,000       1,368,000
Group                California    ------------           ---------- ----------- ---------- -----------  -----------     -----------
                                   $  5,803,000           $5,803,000 $16,427,000 $1,485,000 $22,522,000  $10,034,000     $13,973,000
                                   ============           ========== =========== ========== ===========  ===========     ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                             ---------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2005
                                             ---------------------------------------------------------------------------------------
Local Limited                                                     Net Income        Year Investment                 Estimated Useful
Partnership Name                             Rental Income          (Loss)              Acquired           Status     Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                          $    228,000          $   (33,000)         1989             Completed             27.5

BCA Associates                                     236,000              (16,000)         1989             Completed               40

Cloverdale Garden Apartments                       240,000              (28,000)         1989             Completed               40

Countryway Associates                              187,000             (106,000)         1989             Completed             27.5

East Garden Apartments                             300,000              (21,000)         1989             Completed               40

HPA Investors                                      226,000              (42,000)         1989             Completed               40

Knights Landing Harbor                             164,000                9,000          1989             Completed               40

Midland Manor Associates                           226,000              (25,000)         1990             Completed             27.5

San Jacinto Associates                             285,000              (18,000)         1990             Completed               50

Woodlake Manor                                     284,000               (5,000)         1989             Completed               30

Yreka Investment Group                             225,000              (18,000)         1989             Completed               50
                                             -------------          ------------
                                             $   2,601,000          $  (303,000)
                                             =============          ============

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                 ---------------------------------------------------------------------------------------------------
                                      As of March 31, 2005                                         As of December 31, 2004
                                 ---------------------------------------------------------------------------------------------------
                                                                      Mortgage
                                 Partnership's Total    Amount of    Balances of
Local Limited                    Investment in Local    Investment  Local Limited          Buildings &     Accumulated    Net Book
Partnership Name     Location    Limited Partnerships  Paid to Date  Partnership     Land   Equipment      Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista          Orosi,       $  583,000           $ 583,000     $ 1,412,000    $40,000   $ 2,109,000    $1,095,000    $1,054,000
Investors           California

BCA Associates      Anderson,       514,000             514,000       1,401,000    150,000     1,988,000       773,000     1,365,000
                    California

Cloverdale          Cloverdale,     617,000             617,000       1,614,000    182,000     2,019,000       715,000     1,486,000
Garden              California
Apartments

Countryway          Mendota,        571,000             571,000       1,452,000     90,000     2,159,000     1,158,000     1,091,000
Associates          California

East Garden         Jamestown,      770,000             770,000       2,123,000    225,000     2,756,000       962,000     2,019,000
Apartments          California

HPA Investors       Shafter,        538,000             538,000       1,489,000     94,000     2,133,000       826,000     1,400,000
                    California

Knights Landing     Knights         275,000             275,000         967,000    100,000     1,286,000       509,000       877,000
Harbor              Landing,
                    California

Midland Manor       Mendota,        383,000             383,000       1,407,000     80,000     1,794,000       911,000       963,000
Associates          California

San Jacinto         San Jacinto,    469,000             469,000       1,781,000    223,000     2,126,000       626,000     1,723,000
Associates          California

Woodlake Manor      Woodlake,       545,000             545,000       1,431,000    144,000     1,996,000     1,107,000     1,033,000
                    California

Yreka Investment    Yreka,          538,000             538,000       1,445,000    157,000     1,886,000       639,000     1,404,000
Group               California  -----------         -----------    ------------  ---------  ------------   -----------   -----------
                               $  5,803,000         $ 5,803,000    $ 16,522,000 $1,485,000  $ 22,252,000   $ 9,321,000   $14,415,000
                                ===========         ===========    ============ ==========  ============   ===========   ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

                                             ---------------------------------------------------------------------------------------
                                                                       For the year ended December 31, 2004
                                             ---------------------------------------------------------------------------------------
Local Limited                                                     Net Income        Year Investment                 Estimated Useful
Partnership Name                             Rental Income          (Loss)              Acquired           Status     Life (Years)
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista Investors                           $   226,000          $ (20,000)             1989           Completed            27.5

BCA Associates                                     235,000             21,000              1989           Completed              40

Cloverdale Garden Apartments                       241,000            (26,000)             1989           Completed              40

Countryway Associates                              190,000            (60,000)             1989           Completed            27.5

East Garden Apartments                             337,000            (50,000)             1989           Completed              40

HPA Investors                                      210,000            (29,000)             1989           Completed              40

Knights Landing Harbor                             162,000                  -              1989           Completed              40

Midland Manor Associates                           240,000             16,000              1990           Completed            27.5

San Jacinto Associates                             274,000              9,000              1990           Completed              50

Woodlake Manor                                     285,000            (18,000)             1989           Completed              30

Yreka Investment Group                             224,000            (82,000)             1989           Completed              50
                                               -----------         -----------
                                               $ 2,624,000         $ (239,000)
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




Date: November 12, 2007


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




Date: November 12, 2007


By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha,
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)




Date: November 12, 2007


By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
     Wilfred N. Cooper, Sr.,
     Chairman of the Board of WNC & Associates, Inc.




Date: November 12, 2007


By: /s/ Kay L. Cooper
    -----------------
    Kay L. Cooper
    Director of WNC & Associates, Inc.




Date: November 12, 2007