Form 10-Q
period 2007-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2007-11-14
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Yes            No      X
   ------------  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes            No      X
   ------------  -------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer     Non-accelerated filer X
                       ----                 -----                     ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No    X
   ------  -------

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

           Balance Sheets
                As of June 30, 2007 and March 31, 2007.........................3

           Statements of Operations
                For the Three Months Ended June 30, 2007 and 2006..............4

           Statement of Partners' Deficit
                For the Three Months Ended June 30, 2007.......................5

           Statements of Cash Flows
                For the Three Months Ended June 30, 2007 and 2006..............6

           Notes to Financial Statements.......................................7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................14

         Item 3. Quantitative and Qualitative Disclosures About Market Risks..15

         Item 4. Controls and Procedures......................................15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..15

         Item 3. Defaults upon Senior Securities..............................15

         Item 4. Submission of Matters to a Vote of Security Holders..........15

         Item 5. Other Information............................................15

         Item 6. Exhibits.....................................................15

         Signatures...........................................................16

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                                     June 30, 2007               March 31, 2007
                                                                                -------------------------    -----------------------
ASSETS
Cash and cash equivalents                                                      $                  42,149   $                 38,742
Due from the General Partners or an affiliate                                                          -                      2,773
Due from Local Limited Partnership                                                                     -                     24,700
Investments in Local Limited Partnerships, net (Note 2)                                                -                          -
                                                                                -------------------------    -----------------------
     Total Assets                                                              $                  42,149   $                 66,215
                                                                                =========================    =======================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                      $               1,887,480   $              1,858,649
Accounts payable                                                                                   1,000                      1,000
                                                                                -------------------------    -----------------------
                                                                                               1,888,480                  1,859,649
  Total liabilities

Partners' deficit:
 General Partners                                                                                (83,304)                   (80,030)
 Limited Partners (10,000 Partnership Units authorized;
  7,450 Partnership Units issued and outstanding)                                             (1,763,027)                (1,713,404)
                                                                                -------------------------    -----------------------
  Total partners' deficit                                                                     (1,846,331)                (1,793,434)
                                                                                -------------------------    -----------------------
        Total Liabilities and Partners' Deficit                                $                  42,149   $                 66,215
                                                                                =========================    =======================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                  2007                                2006
                                                                               Three Months                       Three Months
                                                                        ---------------------------          -----------------------
             Reporting fees                                           $                      2,333      $                         -
             Distribution income                                                             1,033                            4,722
                                                                        ---------------------------      ---------------------------
             Total operating income                                                          3,366                            4,722
                                                                        ---------------------------      ---------------------------
             Operating expenses:
               Asset management fees (Note 3)                                               27,964                           27,964
               Legal and accounting fees                                                         -                            4,091
               Other                                                                           866                              200
                                                                        ---------------------------      ---------------------------
                Total operating expenses                                                    28,830                           32,255
                                                                        ---------------------------      ---------------------------
             Loss from operations                                                          (25,464)                         (27,533)

             Equity in losses of Local
               Limited Partnerships (Note 2)                                                     -                                -

             Interest income                                                                    40                               33
                                                                        ---------------------------      ---------------------------
             Net loss                                                 $                    (25,424)     $                   (27,500)
                                                                        ===========================      ===========================
             Net loss allocated to:
               General Partners                                       $                       (254)     $                      (275)
                                                                        ===========================      ===========================
               Limited Partners                                       $                    (25,170)     $                   (27,225)
                                                                        ===========================      ===========================
             Net loss per Partnership Unit                            $                         (3)     $                        (4)
                                                                        ===========================      ===========================
             Outstanding weighted Partnership Units                                          7,450                            7,450
                                                                        ===========================      ===========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    For the Three Months Ended June 30, 2007
                                   (Unaudited)

                                                                 General                     Limited
                                                                 Partners                    Partners                    Total
                                                         -----------------------      ----------------------    --------------------
Partners' deficit at March 31, 2007                      $              (80,030)     $           (1,713,404)   $         (1,793,434)

Distributions                                                            (3,020)                    (24,453)                (27,473)

Net loss                                                                   (254)                    (25,170)                (25,424)
                                                         -----------------------      ----------------------    --------------------
Partners' deficit at June 30, 2007                       $              (83,304)     $           (1,763,027)   $         (1,846,331)
                                                         =======================      ======================    ====================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                      2007                          2006
                                                                             -----------------------        --------------------
Cash flows from operating activities:
  Net loss                                                                   $              (25,424)       $            (27,500)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                     28,831                      32,255
                                                                             -----------------------        --------------------
            Net cash provided by operating activities                                         3,407                       4,755
                                                                             -----------------------        --------------------
  Cash flows from investing activities:
        Change in due from the General Partners or affiliates                                 2,773                           -
        Change in due from Local Limited Partnership                                         24,700                           -
                                                                             -----------------------        --------------------
             Net cash provided by investing activities                                       27,473                           -
                                                                             -----------------------        --------------------
   Cash flows from financing activities:
        Distributions to General Partners                                                    (3,020)                          -
        Distributions to Limited Partners                                                   (24,453)                          -
                                                                             -----------------------        --------------------
           Net cash used in financing activities                                            (27,473)                          -
                                                                             -----------------------        --------------------
Net increase in cash and cash equivalents                                                     3,407                       4,755

Cash and cash equivalents, beginning of period                                               38,742                      26,987
                                                                             ----------------------        --------------------
Cash and cash equivalents, end of period                                     $               42,149        $             31,742
                                                                             ======================        ====================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                                 $                    -        $                  -
                                                                             ======================        ====================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,450 Partnership Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership ("Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2007.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Subsequent to quarterly period ended the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of December 31, 2006.

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

"Equity in losses of Local Limited Partnerships" for each period ended June 30, 2007 and 2006 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income taxes purposes, the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships As the Housing Complex of one Local Limited Partnership, BCA Associates was sold during the year ended March 31, 2007, 10 of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 393 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                         2007                           2006
                                                                                 ----------------------         --------------------
                    Revenues                                                    $               608,000         $           670,000
                                                                                 ----------------------         --------------------
                    Expenses
                      Interest expense                                                           82,000                      91,000
                      Depreciation and amortization                                             171,000                     178,000
                      Operating expenses                                                        431,000                     477,000
                                                                                 ----------------------         --------------------
                        Total expenses                                                          684,000                     746,000
                                                                                 ----------------------         --------------------
                    Net loss                                                    $               (76,000)        $           (76,000)
                                                                                 =======================         ===================
                    Net loss allocable to the Partnership                       $               (75,000)        $           (75,000)
                                                                                 =======================         ===================
                    Net loss recorded by the Partnership                        $                     -         $                 -
                                                                                 =======================         ===================

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2007
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $27,964 were incurred during each of the three months ended June 30, 2007 and 2006. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2007 and 2006.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                            June 30, 2007           March 31, 2007
                                                                                        ---------------------    -------------------
       Reimbursement for expenses paid by the General Partners or  an affiliate       $               121,564    $           120,697
       Accrual asset management fee                                                                 1,765,916              1,737,952
                                                                                         --------------------    -------------------
       Total                                                                          $             1,887,480    $         1,858,649
                                                                                         ====================    ===================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

Subsequent to quarterly period ended the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credits period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credits recapture upon a transfer of the Woodlake Manor Property.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("SEC") regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and were disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor has been terminated, due to Rural Development not approving the appraisal.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted primarily of $42,000 in cash. Liabilities at June 30, 2007 consisted primarily of $1,887,000 accrued asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $1,000 accounts payable.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(26,000), reflecting a decrease of $2,000 from the $(28,000) net loss experienced for the three months ended June 30, 2006. The decrease in net loss is primarily due to a decrease of $3,000 in operating expenses which was due to a decrease of $4,000 in legal and accounting fees offset by an increase of $(1,000) in other operating expenses. The decrease of operating expenses was offset by a decrease of $(1,000) in operating income which is due to a decrease of $(3,000) in distribution income offset by an increase of $2,000 in reporting fees.

Liquidity and Capital Resources

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Net increase in cash during the three months ended June 30, 2007 was $4,000 compared to a net increase in cash for the three months ended June 30, 2006 of $5,000. The change of $(1,000) is due primarily to the $(3,000) decrease in accrued fees and expense due to general partner and affiliates offset by a decrease in net loss of $2,000. There was $27,000 increase in cash provided by investing activities due to the proceeds received from general partner or affiliate and the Local Limited Partnership, offset by $(27,000) on distributions to General Partners and Limited Partners.

During the three months ended June 30, 2007, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $29,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: November 14, 2007




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2007

<