Form 10-Q
period 2007-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2007-11-14
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Yes            No     X
   ------------  ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes            No     X
   ------------  ------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  X
                       ----                 ----                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
   -------  --------

                                 WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                    (A California Limited Partnership)

                                           INDEX TO FORM 10 - Q

                            For the Quarterly Period Ended September 30, 2007


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

            Balance Sheets
                As of September 30, 2007 and March 31, 2007....................3

            Statements of Operations
                For the Three and Six Months Ended September 30, 2007 and 2006.4

            Statement of Partners' Deficit
                For the Six Months Ended September 30, 2007....................5

            Statements of Cash Flows
                For the Six Months Ended September 30, 2007 and 2006...........6

            Notes to Financial Statements......................................7

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

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................15

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..15

         Item 3. Defaults upon Senior Securities..............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5. Other Information............................................15

         Item 6. Exhibits.....................................................15

         Signatures...........................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                September 30, 2007              March 31, 2007
                                                                             ------------------------      -------------------------
ASSETS
Cash and cash equivalents                                                   $                 45,198      $                  38,742
Due from the General Partner or an affiliate                                                       -                          2,773
Due from Local Limited Partnership                                                                 -                         24,700
Investments in Local Limited Partnerships, net (Note 2)                                            -                              -
                                                                             ------------------------      -------------------------
      Total Assets                                                          $                 45,198      $                  66,215
                                                                             ========================      =========================
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                                   $              1,921,342      $               1,858,649
Accounts payable                                                                                   -                          1,000
                                                                             ------------------------      -------------------------
                                                                                           1,921,342                      1,859,649
   Total liabilities

Partners' deficit:
 General Partners                                                                            (83,602)                       (80,030)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                                        (1,792,542)                    (1,713,404)
                                                                             ------------------------      -------------------------
   Total partners' deficit                                                                (1,876,144)                    (1,793,434)
                                                                             ------------------------      -------------------------
         Total Liabilities and Partners' Deficit                            $                 45,198      $                  66,215
                                                                             ========================      =========================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                     2007                                     2006
                                                    -----------------------------------    -----------------------------------------
                                                       Three Months      Six Months            Three Months           Six Months
                                                    -----------------  ----------------    --------------------    -----------------
 Reporting fees                                   $                -             2,333                       -                    -
 Distribution income                                           3,027             4,060                   5,292               10,014
                                                    -----------------  ----------------    --------------------    -----------------
Total operating income                                         3,027             6,393                   5,292               10,014
                                                    -----------------  ----------------    --------------------    -----------------
 Operating expenses:
  Asset management fees (Note 3)                              27,964            55,928                  27,964               55,928
  Legal and accounting fees                                    4,898             4,898                  28,498               32,589
  Other                                                            -               866                   1,433                1,633
                                                    -----------------  ----------------    --------------------    -----------------
    Total operating expenses                                  32,862            61,692                  57,895               90,150
                                                    -----------------  ----------------    --------------------    -----------------
 Loss from operations                                        (29,835)          (55,299)                (52,603)             (80,136)

 Equity in losses of Local
  Limited Partnerships (Note 2)                                    -                 -                       -                    -

 Interest income                                                  22                62                      40                   73
                                                    -----------------  ----------------    --------------------    -----------------
 Net loss                                         $          (29,813)  $       (55,237)    $           (52,563)    $        (80,063)
                                                    =================  ================    ====================    =================
 Net loss allocated to:
  General Partners                                $             (298)  $          (552)    $              (526)    $           (801)
                                                    =================  ================    ====================    =================
  Limited Partners                                $          (29,515)  $       (54,685)    $           (52,037)    $        (79,262)
                                                    =================  ================    ====================    =================
 Net loss per Partnership Unit                    $               (4)  $            (7)    $                (7)    $            (11)
                                                    =================  ================    ====================    =================
 Outstanding weighted
  Partnership Units                                            7,450             7,450                   7,450                7,450
                                                    =================  ================    ====================    =================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2007
                                   (unaudited)

                                                               General                     Limited
                                                               Partners                    Partners                   Total
                                                        -----------------------      ----------------------    ---------------------
Partners' deficit at March 31, 2007                     $              (80,030)     $          (1,713,404)     $         (1,793,434)

Distributions                                                           (3,020)                   (24,453)                  (27,473)

Net loss                                                                  (552)                   (54,685)                  (55,237)
                                                         -----------------------      ----------------------    --------------------
Partners' deficit at September 30, 2007                 $              (83,602)     $          (1,792,542)     $         (1,876,144)
                                                         =======================      ======================    ====================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                                         2007                          2006
                                                                                -------------------------       --------------------
Cash flows from operating activities:
  Net loss                                                                      $                (55,237)       $           (80,063)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Change in accounts payable                                                                (1,000)                         -
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                          62,693                     90,150
                                                                                -------------------------       --------------------
            Net cash provided by operating activities                                              6,456                     10,087
                                                                                -------------------------       --------------------
  Cash flows from investing activities:
        Change in due from the General Partners or affiliates                                      2,773                          -
        Change in due from Local Limited Partnership                                              24,700                          -
                                                                                -------------------------       --------------------
        Net cash provided by investing activities                                                 27,473                          -
                                                                                -------------------------       --------------------
   Cash flows from financing activities:
        Distributions to General Partners                                                         (3,020)                         -
        Distributions to Limited Partners                                                        (24,453)                         -
                                                                                -------------------------       -------------------
        Net cash used in financing activities                                                    (27,473)                         -
                                                                                -------------------------       --------------------
Net increase in cash and cash equivalents                                                          6,456                     10,087

Cash and cash equivalents, beginning of period                                                    38,742                     26,987
                                                                                -------------------------       --------------------
Cash and cash equivalents, end of period                                        $                 45,198        $            37,074
                                                                                =========================       ====================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                                    $                      -        $                 -
                                                                                =========================       ====================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007.

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

During the three months ended September 30, 2007, the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of September 30, 2007.

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

"Equity in losses of Local Limited Partnerships" for each period ended September 30, 2007 and 2006 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2007 and March 31, 2007, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           2007                       2006
                                                                               ---------------------------   -----------------------
                    Revenues                                                  $                 1,216,000    $            1,341,000
                                                                               ---------------------------   -----------------------
                    Expenses
                      Interest expense                                                            164,000                   182,000
                      Depreciation and amortization                                               342,000                   356,000
                      Operating expenses                                                          862,000                   954,000
                                                                               ---------------------------   -----------------------
                        Total expenses                                                          1,368,000                 1,492,000
                                                                               ---------------------------   -----------------------
                    Net loss                                                  $                  (152,000)                 (151,000)
                                                                               ===========================   =======================
                    Net loss allocable to the Partnership                     $                  (150,000)   $             (150,000)
                                                                               ===========================   =======================
                    Net loss recorded by the Partnership                      $                         -    $                    -
                                                                               ===========================   =======================

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investments in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $55,928 were incurred during each of the six months ended September 30, 2007 and 2006. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the six months ended September 30, 2007 and 2006.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the six months ended September 30, 2007 and 2006, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                  September 30, 2007             March 31, 2007
                                                                               ------------------------     ------------------------
       Reimbursement for expenses paid by the General                         $               127,462        $               120,697
         Partners or  an affiliate
       Accrual asset management fee                                                         1,793,880                      1,737,952
                                                                               ------------------------        ---------------------
       Total                                                                  $             1,921,342        $             1,858,649
                                                                               ========================        =====================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this "Management"s Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2007 consisted primarily of $45,000 in cash. Liabilities at September 30, 2007 consisted primarily of $1,921,000 accrued asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three  Months  Ended  September  30,  2007  Compared to the Three  Months  Ended
September 30, 2006. The Partnership's net loss for the three months ended September 30, 2007 was $(30,000), reflecting a decrease of approximately $23,000 from the $(53,000) net loss experienced for the three months ended September 30, 2006. The decrease in loss was primarily due to a $25,000 decrease in operating expenses which consisted of a $24,000 decrease in legal and accounting fees along with a $1,000 decrease in other operating expenses offset by a $(2,000) decrease in distribution income.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006. The Partnership's net loss for the six months ended September 30, 2007 was $(55,000), reflecting a decrease of approximately $25,000 from the $(80,000) net loss experienced for the six months ended September 30, 2006. The decrease in loss was primarily due to a $28,000 decrease in operating expenses which consisted of a $28,000 decrease in legal and accounting fees along with a $1,000 decrease in other operating expenses offset by a $(6,000) decrease in distribution income and a $2,000 increase in reporting fee income.

Liquidity and Capital Resources

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006. Net increase in cash during the six months ended September 30, 2007 was $7,000 compared to a net increase in cash for the six months ended September 30, 2006 of $10,000. The change of $3,000 is due primarily to the $(25,000) decrease in net loss offset by the $27,000 decrease in liabilities.

During the six months ended September 30, 2007, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $63,000. The General Partner does not

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2008.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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