Form 10-Q
period 2007-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2008-05-15
CIK 845750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes       No  X
   -----    -----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)
                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended December 31, 2007


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

          Balance Sheets
            As of December 31, 2007 and March 31, 2007........................ 3

          Statements of Operations
            For the Three and Nine Months Ended December 31, 2007 and 2006.....4

          Statement of Partners' Deficit
            For the Nine Months Ended December 31, 2007........................5

          Statements of Cash Flows
            For the Nine Months Ended December 31, 2007 and 2006 ..............6

          Notes to Financial Statements........................................7

       Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................14

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.....15

       Item 4. Controls and Procedures........................................15

       Item 4T. Controls and Procedures.......................................15

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings..............................................16

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....16

       Item 3. Defaults upon Senior Securities................................15

       Item 4.  Submission of Matters to a Vote of Security Holders...........16

       Item 5. Other Information..............................................16

       Item 6. Exhibits.......................................................16

       Signatures.............................................................17

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                                   (unaudited)
                 See accompanying notes to financial statements


                                                                     December 31, 2007            March 31, 2007
                                                                  ------------------------      -------------------
ASSETS

Cash                                                              $               45,201        $          38,742
Due from the General Partner or an affiliate                                           -                    2,773
Due from Local Limited Partnership                                                     -                   24,700
Investments in Local Limited Partnerships, net (Note 2)                                -                        -
                                                                  ------------------------      -------------------

   Total Assets                                                   $               45,201        $          66,215
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $            1,972,995        $       1,858,649
Accounts payable                                                                       -                    1,000
                                                                  ------------------------      -------------------

                                                                               1,972,995                1,859,649
    Total Liabilities

Partners' deficit:
 General Partners                                                                (84,119)                 (80,030)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                            (1,843,675)              (1,713,404)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                    (1,927,794)              (1,793,434)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $               45,201        $          66,215
                                                                  ========================      ===================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                 See accompanying notes to financial statements

                                                            2007                                               2006
                                     ----------------------------------------------    ---------------------------------------------
                                          Three Months              Nine Months             Three Months              Nine Months
                                       --------------------    --------------------      --------------------    -------------------
 Reporting fees                        $               -        $         2,333          $          2,766        $         2,766
 Distribution income                                   0                  4,060                    (1,182)                 8,832
                                        -------------------     -------------------      -------------------     -------------------
Total operating income                                 0                  6,393                     1,584                 11,598
                                        -------------------     -------------------      -------------------     -------------------
 Operating expenses:
  Asset management fees (Note 3)                  25,507                 81,435                    27,964                 83,892
  Legal and accounting fees                       25,723                 30,621                       658                 33,247
  Other                                              424                  1,290                       257                  1,890
                                        -------------------     -------------------      -------------------     -------------------
    Total operating expenses                      51,654                113,346                    28,879                119,029
                                        -------------------     -------------------      -------------------     -------------------


 Loss from operations                            (51,654)              (106,953)                  (27,295)              (107,431)

 Interest income                                       4                     66                        44                    117

 Gain on sale of Local Limited
     Partnership (Note 2)                              -                      -                   302,020                302,020
                                        -------------------     -------------------       -------------------    -------------------

 Net income (loss)                     $        (51,650)        $      (106,887)          $        274,769        $      194,706
                                        ===================     ===================       ===================    ===================

 Net income (loss) allocated to:
  General Partners                     $            (517)       $        (1,069)          $          2,748        $        1,947
                                        ===================     ===================       ===================    ===================

  Limited Partners                     $         (51,133)       $      (105,818)          $        272,021        $      192,759
                                        ===================     ===================       ===================    ===================

 Net income (loss) per Partnership
 Unit                                  $             (7)        $           (14)          $             37        $           26
                                        ===================     ===================       ===================    ===================
 Outstanding weighted
  Partnership Units                               7,450                   7,450                      7,450                 7,450
                                        ===================     ===================       ===================    ===================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Nine Months Ended December 31, 2007
                                   (unaudited)


                                                             General               Limited
                                                             Partners             Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2007                     $       (80,030)      $   (1,713,404)    $     (1,793,434)

Distributions to limited partners                                (3,020)             (24,453)             (27,473)

Net loss                                                         (1,069)            (105,818)            (106,887)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2007                  $       (84,119)      $   (1,843,675)    $     (1,927,794)
                                                        =================     ================   ==================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)


                                                                                  2007                   2006
                                                                         ---------------------     ----------------
Cash flows from operating activities:
  Net income (loss)                                                      $          (106,887)       $     194,706
    Adjustments to reconcile net income (loss) to
net
       cash provided by operating activities:
        Change in accounts payable                                                    (1,000)                   -
        Change in due from Local Limited Partnership                                   2,773               (2,773)
        Change in accrued fees and expenses due to
            General Partners and affiliates                                          114,346              119,029
        Gain on sale of investment in Local Limited
             Partnership                                                                   -             (302,020)
                                                                         ---------------------     ----------------

             Net cash provided by operating activities                                 9,232                8,942
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
        Proceeds from sale of investment in Local Limited
             Partnership                                                              24,700              277,320
                                                                         ---------------------     ----------------

Net cash provided by investing activities                                             24,700              277,320
                                                                         ---------------------     ----------------

   Cash flows from financing activities:
        Distributions to General Partners                                             (3,020)                   -
        Distributions to Limited Partners                                            (24,453)            (274,547)
                                                                         ---------------------     ----------------

             Net cash used in financing activities                                   (27,473)            (274,547)
                                                                         ---------------------     ----------------

Net increase in cash                                                                   6,459               11,715

Cash, beginning of period                                                             38,742               26,987
                                                                         ---------------------     ----------------

Cash, end of period                                                      $            45,201       $       38,702
                                                                         =====================     ================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                 -       $            -
                                                                         =====================     ================

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------
WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through March 31, 2009.

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

Exit Strategy
-------------
The IRS Compliance Period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, all of the remaining Local Limited Partnerships have completed their 15-year compliance period.

With that in mind, the Partnership is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partners in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

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

In July 2007, the Partnership identified the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership, for disposition. Woodlake Manor owns the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Code for a 10-year period. The Low Income Housing Tax Credit period has expired, and no further Low Income Housing Tax Credits are being generated by the Woodlake Manor Property. The 15-year Federal compliance period has also expired, so there would be no Low Income Housing Tax Credit recapture upon a transfer of the Woodlake Manor Property. All of the remaining Local Limited Partnerships have completed the 15-year compliance period as of December 31, 2007.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of Woodlake Manor had been terminated, due to Rural Development not approving the appraisal.

Subsequent to the 8-K that was filed on September 20, 2007, the Partnership filed new preliminary consent solicitation materials with the Securities and Exchange Commission on November 30, 2007 regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on December 10, 2007 and were disseminated to the Partnership's Limited Partners on December 13, 2007. The Partnership extended the due date to January 14, 2008 and achieved a 51% approval on January 9, 2008.

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

"Equity in losses of Local Limited Partnerships' for each period ended December 31, 2007 and 2006 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2007 and March 31, 2007, the Partnership had no cash equivalents.

Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

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



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------
Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                          2007                       2006
                                                                ---------------------       --------------------
               Revenues                                         $         1,823,000         $        1,950,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                           245,000                    266,000
                 Depreciation and amortization                              513,000                    558,000
                 Operating expenses                                       1,293,000                  1,375,000
                                                                ---------------------       --------------------
                     Total expenses                                       2,051,000                  2,199,000
                                                                ---------------------       --------------------

               Net operating income (loss)                                 (228,000)                 (249,000)
               Gain on sale of one Local Limited
               Partnership                                                        -                    302,000
                                                                ---------------------       --------------------

               Net income (loss)                                $          (228,000)        $           53,000
                                                                =====================       ====================
               Net income (loss) allocable to the
               Partnership                                      $          (226,000)        $          (56,000)
                                                                =====================       ====================
               Net income (loss) recorded by the
               Partnership                                      $                 -         $          302,000
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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $81,435 and $83,892 were incurred during the nine months ended December 31, 2007 and 2006, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the nine months ended December 31, 2007 and 2006.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the nine months ended December 31, 2007 and 2006.

The accrued fees and expenses due to the General Partners and/or its affiliates consist of the following at:

                                                                     December 31, 2007           March 31, 2007
                                                                   ----------------------       -----------------
       Reimbursement   for  expenses  paid  by  the  General
          Partners or  an affiliate                                $           153,608          $       120,697
       Accrual asset management fee                                          1,819,387                1,737,952
                                                                   ----------------------       -----------------

       Total                                                       $         1,972,995          $     1,858,649
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

The disposition of Woodlake Manor was approved by 51% of the Limited Partners on January 9, 2008. On February 14, 2008 the General Partner of Woodlake Manor was paid approximately $54,000 in sales preparation and refinancing fees, $1,410,000 paid down the existing mortgages, the remaining $512,000 was distributed to the Partnership. The disposition of the Housing Complex of Woodlake Manor was closed on February 13, 2008. The distribution to the Limited Partners amounted to $345,807 which equates to $46.42 per Partnership Unit which was distributed February 20, 2008. The General Partners will be paid a distribution of $3,493, proxy expenses of $13,672 will be reimbursed to the General Partner or affiliate and the remaining $149,700 will fund reserves for the Partnership.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition
-------------------
The Partnership's assets at December 31, 2007 consisted primarily of $45,000 in cash. Liabilities at December 31, 2007 consisted primarily of $1,973,000 accrued asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations
---------------------
Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(52,000), reflecting a change of approximately $326,000 from the $275,000 net income for the three months ended December 31, 2006. The change was primarily due to a $302,000 gain on sale from a Local Limited Partnership for the three months ended December 31, 2006 compared to no gain on a sale for the three months ended December 31, 2007. There was also a $25,000 increase in legal and accounting fees for the three months ended December 31, 2007 due to the timing of the accounting work being performed. The annual accounting and legal expense is comparable to prior year. There was also a $1,000 increase in distribution income and a $3,000 decrease in reporting fees. The decrease in reporting fees was due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006. The Partnership's net loss for the nine months ended December 31, 2007 was $(107,000), reflecting a change of approximately $302,000 from the $195,000 net income experienced for the nine months ended December 31, 2006. The change was primarily due to a $302,000 gain on sale from a Local Limited Partnership for the nine months ended December 31, 2006 compared to no gain on a sale for the nine months ended December 31, 2007. There was also a $5,000 decrease in distribution income. The decrease in distribution income was due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in operating income was offset by a decrease of $3,000 in accounting and legal expenses along with a $2,000 decrease in asset management fees for the nine months ended December 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net increase in cash during the nine months ended December 31, 2007 was $6,000 compared to a net increase in cash for the nine months ended December 31, 2006 of $12,000. The change of $5,000 was primarily due to the fact that during the nine months ended December 31, 2007 the Partnership received $25,000 in proceeds from the sale of an investment in a Local Limited Partnership and distributed $27,000 compared to $277,000 being received in proceeds and only $274,000 being distributed. The excess of $3,000 that was collected in the nine months ended December 31, 2006 was not distributed until the nine months ended December 31, 2007.

During the nine months ended December 31, 2007, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $114,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2007, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through May 31, 2009.

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

               Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 4T.  Controls and Procedures

               This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation work to be performed by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Date: May 15, 2008




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: May 15, 2008