Form 10-K/A
period 2007-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-07-31
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2007

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [_] No [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_] Accelerated filer  [_] Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

                                      NONE

                                EXPLANATORY NOTE

WNC California Housing Tax Credits L.P. is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2007 for the following modifications: The Item 1A. Risk Factors was modified to add additional disclosures regarding economic conditions related to the value of real estate and the risks related to the Partnership and the Partnership Agreement. Item 5a was revised to include additional disclosure regarding distributions to the Limited Partners. The Item 9A disclosure has been revised to include additional disclosure in the disclosure controls and procedures section. Item 10 was revised to add the information for two Directors of the General Partner or an affiliate. Lastly, additional disclosures were added to Item 11 addressing compensation to the General Partner.

PART I.

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

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. The Partnership's principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of the beginning of the first year covered by this report, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

D.       RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

         Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $112,000 for each of the years ended March 31, 2007, 2006 and 2005. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $112,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes as of the dates or for the periods indicated:


                                                                 --------------------------------------- ---------------
                                                                          AS OF MARCH 31, 2007
                                                                 --------------------------------------- ---------------
                                                                    PARTNERSHIP'S
                                                                  TOTAL INVESTMENT       AMOUNT OF
    LOCAL LIMITED                              GENERAL PARTNER    IN LOCAL LIMITED    INVESTMENT PAID     NUMBER OF
   PARTNERSHIP NAME          LOCATION               NAME            PARTNERSHIPS          TO DATE           UNITS
------------------------------------------------------------------------------------------------------------------------


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Alta Vista Investors   Orosi, California     Hammond                   $  583,000          $ 583,000           42


BCA Associates (2)     Anderson, California  Douglas W. Young                   -                  -            -

                                             David J. Michael,
                                             Patrick R.
                                             Sabelhaus and
                                             Professional
Cloverdale Garden      Cloverdale,           Apartment
Apartments             California            Management                   617,000            617,000           34


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Countryway Associates  Mendota, California   Hammond                      571,000            571,000           41

                                             David J. Michael
                                             and Professional
                                             Apartment
East Garden            Jamestown,            Management                   770,000            770,000           51
Apartments             California

HPA                    Shafter, California   Douglas W. Young             538,000            538,000           42


Knights Landing        Knights Landing,      Douglas W. Young
Harbor                 California            and Diane L. Young           275,000            275,000           25


[CONTINUED]



                                                                 -------------------------------------------------
                                                                       AS OF DECEMBER 31, 2006
                                                                 -------------------------------------------------

                                                                    ESTIMATED AGGREGATE       MORTGAGE BALANCES OF
    LOCAL LIMITED                              GENERAL PARTNER       LOW INCOME HOUSING           LOCAL LIMITED
   PARTNERSHIP NAME          LOCATION               NAME               TAX CREDITS (1)             PARTNERSHIP
------------------------------------------------------------------------------------------------------------------


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Alta Vista Investors   Orosi, California     Hammond                    $   1,274,000               $1,399,000


BCA Associates (2)     Anderson, California  Douglas W. Young                       -                        -

                                             David J. Michael,
                                             Patrick R.
                                             Sabelhaus and
                                             Professional
Cloverdale Garden      Cloverdale,           Apartment
Apartments             California            Management                     1,387,000                1,600,000


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Countryway Associates  Mendota, California   Hammond                        1,162,000                1,438,000

                                             David J. Michael
                                             and Professional
                                             Apartment
East Garden            Jamestown,            Management                     1,772,000                2,106,000
Apartments             California

HPA                    Shafter, California   Douglas W. Young               1,223,000                1,477,000


Knights Landing        Knights Landing,      Douglas W. Young
Harbor                 California            and Diane L. Young               446,000                  977,000



                                                                 --------------------------------------- --------------
                                                                          AS OF MARCH 31, 2007
                                                                 --------------------------------------- --------------
                                                                    PARTNERSHIP'S
                                                                  TOTAL INVESTMENT       AMOUNT OF
    LOCAL LIMITED                              GENERAL PARTNER    IN LOCAL LIMITED    INVESTMENT PAID     NUMBER OF
   PARTNERSHIP NAME          LOCATION               NAME            PARTNERSHIPS          TO DATE           UNITS
-----------------------------------------------------------------------------------------------------------------------

                                             Philip R. Hammond,
Midland Manor                                Jr. and Diane M.
Associates              Mendota, California  Hammond                         383,000            383,000           40

                                             Richard Parasol
                        San Jacinto,         and Richard A.
San Jacinto             California           Gullota                         469,000            469,000           38
Associates
                                             Thomas G. Larson,
                                             William H. Larson
                                             and Raymond L.
Woodlake Manor          Woodlake,            Tetzlaff                        545,000            545,000           44
                        California

                                             Ronald D.
Yreka Investment        Yreka, California    Bettencourt                     538,000            538,000           36
                                                                        ------------       ------------     --------

                                                                         $ 5,289,000        $ 5,289,000          393
                                                                         ===========        ===========     ========

[CONTINUED]





                                                                 -------------------------------------------------
                                                                      AS OF DECEMBER 31, 2006
                                                                 -------------------------------------------------

                                                                  ESTIMATED AGGREGATE         MORTGAGE BALANCES OF
    LOCAL LIMITED                              GENERAL PARTNER      LOW INCOME HOUSING             LOCAL LIMITED
   PARTNERSHIP NAME          LOCATION               NAME              TAX CREDITS (1)             PARTNERSHIP
------------------------------------------------------------------------------------------------------------------

                                             Philip R. Hammond,
Midland Manor                                Jr. and Diane M.
Associates              Mendota, California  Hammond                             668,000                 1,396,000

                                             Richard Parasol
                        San Jacinto,         and Richard A.
San Jacinto             California           Gullota                             830,000                 1,742,000
Associates
                                             Thomas G. Larson,
                                             William H. Larson
                                             and Raymond L.
Woodlake Manor          Woodlake,            Tetzlaff                          1,146,000                 1,417,000
                        California

                                             Ronald D.
Yreka Investment        Yreka, California    Bettencourt                       1,174,000                 1,431,000
                                                                           -------------              ------------

                                                                           $  11,082,000               $14,983,000
                                                                           =============               ===========


(1) Represents aggregate total anticipated Low Income Housing Tax Credits received over the 10 year credit period if the Housing complexes are retained and rented and in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships. Accordingly, the Partnership does not anticipate a significant amount Low Income Housing Credits being allocated to the Limited Partners in the future.

(2) Sold on October 18, 2006, as of March 31, 2007 the Partnership has not been dissolved.

                      -------------------------------------------------
                              FOR THE YEAR ENDED DECEMBER 31, 2006
                      -------------------------------------------------
                                                                           LOW INCOME HOUSING
           LOCAL LIMITED                                                   CREDITS ALLOCATED TO
         PARTNERSHIP NAME            RENTAL INCOME       NET INCOME (LOSS)     PARTNERSHIP
------------------------------------------------------------------------------------------------

Alta Vista Investors                  $ 228,000          $ (41,000)                 99%

BCA Associates                          165,000             532,000 *               99%

Cloverdale Garden Apartments            246,000            (43,000)                 99%

Countryway Associates                   161,000           (117,000)                 99%

East Garden Apartments                  305,000            (26,000)                 99%

HPA Investors                           225,000            (31,000)                 99%

Knights Landing Harbor                  171,000             10,000                  99%

Midland Manor Associates                205,000            (46,000)                 99%

San Jacinto Associates                  291,000              2,000                  99%

Woodlake Manor                          282,000            (12,000)                 99%

Yreka Investment Group                  241,000              1,000                  99%
                                      ---------          ---------           ---------


           Total                     $2,520,000           $229,000
                                     ==========           ========



* This amount included the gain on disposal of the Housing Complex.


WNC CALIFORNIA HOUSING TAX CREDITS , L.P.
MARCH 31, 2007
                                                                    -------------------------------------------------------
                                                                                       OCCUPANCY RATES
                                                                    -------------------------------------------------------
                                                                                      AS OF DECEMBER 31,
                                                                    -------------------------------------------------------

    LOCAL LIMITED                              GENERAL PARTNER
   PARTNERSHIP NAME          LOCATION               NAME             2006        2005        2004       2003         2002
---------------------------------------------------------------------------------------------------------------------------


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Alta Vista Investors   Orosi, California     Hammond                  100%        100%        98%        93%         95%

BCA Associates (1)     Anderson, California  Douglas W. Young          N/A        100%        98%       100%        100%

                                             David J. Michael,
                                             Patrick R.
                                             Sabelhaus and
                                             Professional
Cloverdale Garden      Cloverdale,           Apartment
Apartments             California            Management                97%        100%       100%        97%        100%


                                             Philip R. Hammond,
                                             Jr. and Diane M.
Countryway Associates  Mendota, California   Hammond                   88%         66%        98%        98%         98%

                                             David J. Michael
                                             and Professional
                                             Apartment
East Garden Apartments Jamestown, California Management                98%        100%        98%        98%        100%

HPA Investors          Shafter, California   Douglas W. Young          90%         95%        95%        90%        100%

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
MARCH 31, 2007
                                                                   ----------------------------------------------------------------
                                                                                           AS OF DECEMBER 31,
                                                                   ----------------------------------------------------------------
    LOCAL LIMITED            LOCATION          GENERAL PARTNER
   PARTNERSHIP NAME                                 NAME               2006           2005          2004        2003          2002
-----------------------------------------------------------------------------------------------------------------------------------


                        Knights Landing,     Douglas W. Young
Knights Landing Harbor  California           and Diane L. Young           100%         100%          92%         100%         100%


                                             Philip R. Hammond,
Midland Manor                                Jr. and Diane M.
Associates              Mendota, California  Hammond                       88%          95%          98%          97%          90%

                                             Richard Parasol
                        San Jacinto,         and Richard A.
San Jacinto Associates  California           Gullota                       97%          95%         100%         100%         100%

                                             Thomas G. Larson,
                                             William H. Larson
                                             and Raymond L.
Woodlake Manor          Woodlake, California Tetzlaff                      93%          93%         100%          93%          97%

                                             Ronald D.
Yreka Investment Group  Yreka, California    Bettencourt                  94%          97%         100%          100%         97%
                                                                          ----         ----        -----         ----         ---

                                                                          96%          95%          98%           97%         98%
                                                                          ====         ====         ====          ===         ===


     N/A - Sold on October 18, 2006, therefore occupancy rate as of December 31, 2006 is not applicable.

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

(b) At March 31, 2007, there were 650 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2007, 2006 and 2005, the Partnership made cash distributions to the Limited Partners of, $274,547, $0 and $0, which equated to $36.85, $0 and $0 per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES
    ----------------------------------
         As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

         The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

         Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b) CHANGES IN INTERNAL CONTROLS
    ----------------------------
         There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   IDENTIFICATION OF DIRECTORS, (B) IDENTIFICATION OF EXECUTIVE OFFICERS, (C)
      --------------------------------------------------------------------------
      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES, (D) FAMILY RELATIONSHIPS,
      --------------------------------------------------------------------------
      AND (E) BUSINESS EXPERIENCE
      ---------------------------
Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.         Chairman
Wilfred N. Cooper, Jr.         President and Chief Executive Officer
David N. Shafer, Esq.          Executive Vice President
Michael J. Gaber               Executive Vice President
Sylvester P. Garban            Senior Vice President - Institutional Investments
Thomas J. Riha, CPA            Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth        Vice President - Asset Management
Gregory S. Hand                Vice President - Acquisitions
Melanie R. Wenk                Vice President - Portfolio Management
Kay L. Cooper                  Director of WNC & Associates, Inc.
Jennifer E. Cooper             Director of WNC & Associates, Inc.

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

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of AFFORDABLE HOUSING FINANCE and LIHTC MONTHLY
                                 --------------------------     -------------
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

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners and their Affiliates are not permitted under Section 5.6 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)      Compensation for Services
         -------------------------
         For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $112,000 were incurred during each of the years ended March 31, 2007, 2006 and 2005. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the years ended March 31, 2007, 2006 and 2005.

         Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its Affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partners or their Affiliates respecting the Properties owned by Local Limited Partnerships. The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future. None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)      Operating Expenses
         ------------------
         Reimbursement to a General Partner or any of its Affiliates of Operating Cash Expenses is subject to specific restrictions in Section
         5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

                  " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for advertising and promotion, management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

         The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

         The unpaid operating expenses reimbursable to the General Partner or its affiliates were $120,697, $83,544 and $54,154 for the year ended March 31, 2007, 2006 and 2005, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $0 and $24,000 during each of the years ended March 31, 2007, 2006 and 2005, respectively.

(c)      Interest in Partnership

         The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0, $0 and $34 for Associates and $0, $0 and $4 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2006, 2005 and 2004, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006 and 2005. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2007, 2006 and 2005.