Form 10-K
period 2008-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-07-31
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the year ended March 31, 2008

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-20058


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
             (Exact name of registrant as specified in its charter)

                       California                        33-0316953
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)         Identification No.)

                   17782 Sky Park Circle                 92614-6404
                        Irvine, CA                       (Zip Code)
           Address of principal executive offices)

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

Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____ No__X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Small reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The Partnership shall continue in full force and effect until December 31, 2037 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

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

The Partnership originally invested in eleven Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2008. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited

Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

During the year ended March 31, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, BCA Associates. BCA Associates had completed its 15-year compliance period.

During the year ended March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Woodlake Manor, a placeCalifornia limited partnership. Woodlake Manor owned the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The Low Income Housing Tax Credit period had expired, and no further Low Income Housing Tax Credits were being generated by the Woodlake Manor Property. The 15-year Compliance Period had also expired, so there was no Low Income Housing Tax Credit recapture upon the disposition of Woodlake Manor. As of March 31, 2008, no additional Housing Complexes had been selected for disposition.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission ("the SEC") regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of the Woodlake Manor Property had been terminated, due to Rural Development not approving the appraisal. On November 30, 2007, the Partnership filed another preliminary consent solicitation material with the SEC regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on December 10, 2007. On January 4, 2008 the Partnership filed additional definitive proxy material with the SEC extending the deadline for proxy voted from January 7, 2008 to January 14, 2008. As of January 9, 2008, the Partnership achieved the 51% approval necessary for the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on February 13, 2008 for the purchase of the Housing Complex at sales price of $2,049,494. The General Partner of Woodlake Manor was paid approximately $102,000 in sales preparation and refinancing fees, $1,410,000 paid down the existing mortgages, approximately $25,000 was paid for closing costs and legal expense and the remaining $512,673 was distributed to the Partnership. Of the $512,673 the Partnership received for the disposition of the Woodlake Manor Property $345,807 was paid to the Limited Partners in the form of a distribution which amounted to $46.42 per Partnership Unit and was paid out on February 20, 2008. The $349 distribution to the General Partners was made on March 7, 2008. The remaining balance of $166,517 will remain in the Partnerships reserves.

Subsequent to March 31, 2008, on June 20, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Definitive materials were filed with the SEC on July 1, 2008 followed by additional definitive materials filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the

Partnership achieved the 51% approval necessary for the disposition. Although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval, the Purchaser determined it was not economically feasible to complete the sale.

Additionally, subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

     c.   Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

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

If the IRS were  successful in any such  contention,  the anticipated Low Income
Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

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

     New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

     d.   Risks related to the Partnership and the Partnership Agreement

     The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

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

     Payment of fees to the General Partner and its affiliates reduces cash available for investment in Local Limited Partnerships. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a Housing Complex would have a greater amount available for investment than an investor investing in Housing Complexes through the Partnership.

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

     The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Series may make investments which are less desirable, or on terms which are less favorable, to the Series than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the
Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

     Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

     The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $94,000, $112,000, and $112,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $112,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

     Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31,2010.


Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the ten Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:


                                              ---------------------------------- ---------------------------------------------------
                                                    As of March 31, 2008                            As of December 31, 2007
                                              ---------------------------------- ---------------------------------------------------
                                                    Partnership's                                         Estimated       Mortgage
                                                   Total Investment     Amount of    Number             Aggregate Low   Balances of
Local Limited                   General Partner    in Local Limited    Investment     of               Income Housing  Local Limited
Partnership Name   Location          Name            Partnerships     Paid to Date   Units   Occupancy Tax Credits (1)  Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                  Philip R. Hammond,
Alta Vista         Orosi,         Jr. and Diane M.
Investors          California     Hammond             $  583,000    $   583,000       42        93%    $   1,274,000  $   1,392,000

                                  David J. Michael,
                                  Patrick R.
                                  Sabelhaus and
                                  Professional
Cloverdale Garden  Cloverdale,    Apartment
Apartments         California     Management             617,000        617,000       34       100%        1,387,000      1,593,000

                                  Philip R. Hammond,
Countryway         Mendota,       Jr. and Diane M.
Associates (3)     California     Hammond                571,000        571,000       41        85%        1,162,000      1,430,000

                                  David J. Michael
                                  and Professional
East Garden        Jamestown,     Apartment
Apartments         California     Management             770,000        770,000       51       100%        1,772,000      2,096,000

HPA Investors      Shafter,       Douglas W. Young       538,000        538,000       42        90%        1,223,000      1,470,000
                   California

Knights Landing    Knights        Douglas W. Young
Harbor             Landing,       and Diane L. Yo        275,000        275,000       25        96%          446,000        953,000
                   California


                                              ---------------------------------- ---------------------------------------------------
                                                    As of March 31, 2008                            As of December 31, 2007
                                              ---------------------------------- ---------------------------------------------------
                                                    Partnership's                                         Estimated       Mortgage
                                                   Total Investment     Amount of    Number             Aggregate Low   Balances of
Local Limited                    General Partner   in Local Limited    Investment      of               Income Housing Local Limited
Partnership Name   Location          Name            Partnerships     Paid to Date    Units  Occupancy  Tax Credits (1) Partnership
------------------------------------------------------------------------------------------------------------------------------------

                                  Philip R.
Midland Manor      Mendota,       Hammond, Jr. and
Associates         California     Diane M. Hammond       383,000        383,000       40        88%          668,000      1,389,000

                                  Richard Parasol
San Jacinto        San Jacinto,   and Richard A.
Associates         California     Gullota                469,000        469,000       38        97%          830,000      1,733,000

                                  Thomas G. Larson,
                                  William H. Larson
Woodlake           Woodlake,      and Raymond L.
Manor (2)          California     Tetzlaff                     -              -       44        98%        1,146,000      1,409,000

Yreka
Investment         Yreka,         Ronald D.              538,000        538,000       36        97%        1,174,000      1,423,000
Geoup (3)          California     Bettencourt         -----------    -----------     ---        ---     ------------   -------------

                                                     $ 4,744,000    $ 4,744,000      393        94%    $  11,082,000  $  14,888,000
                                                     ===========    ===========      ===       ====    =============  ==============


(1) Represents aggregate total anticipated Low Income Housing Tax Credits received over the 10 year Low Income Housing Tax Credit period if the Housing complexes are retained and rented and in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income
     Housing Tax Credits have been received from the Local Limited Partnerships.
     Accordingly,  the Partnership does not anticipate a significant  amount Low
     Income Housing Tax Credits being allocated to the Limited Partners in the future.

(2)  The  Partnership  disposed of the Woodlake  Manor  Property on February 13,
     2008.

(3)  Subsequent  to year end March 31,  2008 the  Partnership  sold its  Limited
     Partnership interest in this Local Limited Partnership.


                                    -------------------------------------------------
                                          For the Year Ended December 31, 2007
                                    -------------------------------------------------
                                                                                        Low Income Housing
          Local Limited                                                                 Tax Credits Allocated
         Partnership Name              Rental Income            Net Income (Loss)         to Partnership
-------------------------------------------------------------------------------------------------------------

Alta Vista Investors                          225,000                    (56,000)                         99%

Cloverdale Garden Apartments                  244,000                    (39,000)                         99%

Countryway Associates                         182,000                   (112,000)                         99%

East Garden Apartments                        315,000                    (26,000)                         99%

HPA Investors                                 212,000                    (29,000)                         99%

Knights Landing Harbor                        169,000                      5,000                          99%

Midland Manor Associates                      203,000                    (46,000)                         99%

San Jacinto Associates                        280,000                     (3,000)                         99%

Woodlake Manor                                280,000                    (42,000)                         99%

Yreka Investment Group                        255,000                      3,000                          99%
                                    -----------------          -----------------

           Total                    $       2,365,000          $        (345,000)
                                    =================          ==================

WNC California Housing Tax Credit
Fund, L.P.
March 31, 2008

                                                                 -------------------------------------------------------------------
                                                                                              Occupancy Rates
                                                                 -------------------------------------------------------------------
                                                                                             As of December 31,
                                                                 -------------------------------------------------------------------

    Local Limited                              General Partner
   Partnership Name          Location               Name               2007         2006         2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------

                                             Philip R.
                                             Hammond, Jr.and
                                             Diane M.
Alta Vista Investors   Orosi, California     Hammond                   93%          100%         100%          98%          93%

BCA Associates         Anderson, California  Douglas W. Young          N/A           N/A         100%          98%         100%

                                             David J. Michael,
                                             Patrick R.
                                             Sabelhaus and
                                             Professional
Cloverdale Garden      Cloverdale,           Apartment
Apartments             California            Management               100%           97%         100%         100%          97%

                                             Philip R.
                                             Hammond,Jr.and Diane M.
Countryway                                   Diane M. Hammond          85%           88%          66%          98%          98%
Associates             Mendota, California   Hammond

                                             David J. Michael
                                             and Professional
East Garden            Jamestown,            Apartment
Apartments             California            Management               100%           98%          100%         98%          98%

HPA Investors          Shafter, California   Douglas W. Young          90%           90%           95%         95%          90%

WNC California Housing Tax Credit
Fund,L.P.
March 31, 2008

                                                                 -------------------------------------------------------------------
                                                                                              Occupancy Rates
                                                                 -------------------------------------------------------------------
                                                                                             As of December 31,
                                                                 -------------------------------------------------------------------

    Local Limited                              General Partner
   Partnership Name          Location              Name                2007         2006         2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------

                                             Douglas W. Young
Knights Landing        Knights Landing,      and Diane L.
Harbor                 California            Young                     96%          100%         100%          92%         100%

                                             Philip R. Hammond,
                                             Hammond, Jr.and
Midland Manor                                Diane M.
Associates             Mendota, California   Hammond                   88%           88%          95%          98%          97%

                                             Richard Parasol
San Jacinto            San Jacinto,          and Richard A.
Associates             California            Gullota                   97%           97%          95%         100%         100%

                                             Thomas G. Larson,
                                             William H. Larson
                       Woodlake,             and Raymond L.
Woodlake Manor         California            Tetzlaff                  98%           93%          93%         100%          93%

Yreka Investment                            Ronald D.
Group                  Yreka, California    Bettencourt                97%           94%          97%         100%         100%
                                                                      ----          ----         ----         ----         ----
                                                                       94%           96%          95%          98%          97%
                                                                      ====          ====         ====         ====         ====

N/A - Local Limited Partnership was sold during 2006.

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

(b) At March 31, 2008, there were 653 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2008, 2007 and 2006, the Partnership made cash distributions to the Limited Partners of $370,260, $274,547 and $0, which equated to $49.70, $36.85 and $0 per Partnership Unit, respectively.


(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                           For the Years Ending March 31,
                                 -----------------------------------------------------------------------------------

                                      2008             2007             2006             2005             2004
                                 ---------------   --------------   --------------   -------------   ---------------

ASSETS
Cash                             $      209,252    $      38,742    $      26,987    $     19,125    $        7,209
Due from the General
  Partner or an affiliate                     -            2,773                -               -                 -
Due from Local Limited
  Partnership                                 -           24,700                -               -                 -
Investments in Local Limited
  Partnerships, net                           -                -                -               -                 -
                                 ---------------   --------------   --------------   -------------   ---------------

       Total Assets              $      209,252    $      66,215    $      26,987    $     19,125    $        7,209
                                 ===============   ==============   ==============   =============   ==============

LIABILITIES
Accrued fees and expenses
  due to General Partner and
  affiliates                     $    1,987,676    $   1,858,649    $   1,709,640    $  1,568,394    $    1,432,637

Accounts payable                              -            1,000                -               -                 -
                                 ---------------   --------------   --------------   -------------   ---------------
       Total Liabilities              1,987,676        1,859,649        1,709,640       1,568,394         1,432,637

       PARTNERS' DEFICIT             (1,778,424)      (1,793,434)      (1,682,653)     (1,549,269)       (1,425,428)
                                 ---------------   --------------   --------------   -------------   ---------------

       Total Liabilities and
       Partners' Deficit         $      209,252           66,215    $      26,987    $     19,125    $        7,209
                                 ===============   ==============   ==============   =============   ===============

                                                                 20


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                For the Years Ended
                                                                     March 31,
                                -------------------------------------------------------------------------------------

                                    2008              2007              2006             2005              2004
                                --------------    -------------     -------------    --------------    --------------

Loss  from operations           $    (124,134)    $   (138,411)     $   (133,498)    $    (123,870)    $    (604,285)
(Note 1)
Equity in income from Local
  Local Limited
  Partnerships                              -                -                 -                 -            25,028
Gain on sale of Local
Limited Partnership                   512,673          302,020                 -                 -                 -
Interest income                           100              157               114                29                 -
                                --------------    -------------     -------------    --------------    --------------

Net income (loss)               $     388,639     $    163,766      $   (133,384)    $    (123,841)    $    (579,257)
                                ==============    =============     =============    ==============    ==============

Net income (loss)
allocated to:

   General Partners             $       3,886     $      1,638      $     (1,334)    $      (1,238)    $      (5,793)
                                ==============    =============     =============     =============    ==============

   Limited Partners             $     384,753     $    162,128      $   (132,050)    $    (122,603)    $    (573,464)
                                ==============    =============     =============    ==============    ==============
Net income (loss) per
  Partnership Unit              $       51.64     $      21.76      $     (17.72)    $      (16.46)    $      (76.98)
                                ==============    =============     =============    ==============    ==============
Outstanding weighted
  Partnership Units                     7,450            7,450             7,450             7,450             7,450
                                ==============    =============     =============    ==============    ==============

Note 1-Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investment in Local Limited Partnerships of $470,093.


                                                       For the Years Ended March 31,
                                 --------------------------------------------------------------------------

                                      2008            2007           2006          2005          2004
                                 --------------   ------------    ----------    ----------    ----------

Net cash provided by
 (used in):
   Operating activities          $      31,466    $     8,982     $   7,862     $  11,916     $   3,659
   Investing activities                512,673        277,320             -             -         2,816
   Financing activities               (373,629)      (274,547)            -             -             -
                                 --------------   ------------    ----------    ----------    ----------
Net change in cash                     170,510         11,755         7,862        11,916         6,475

Cash, beginning of period               38,742         26,987        19,125         7,209           734
                                 --------------   ------------    ----------    ----------    ----------

Cash, end of period              $     209,252    $    38,742     $  26,987     $  19,125     $   7,209
                                 ==============   ============    ==========    ==========    ==========

Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                                      2007            2006           2005          2004          2003
                                 --------------   ------------    ----------    ----------    ----------

Federal                          $           -    $         -     $       -     $       1     $       1

State                                        -              -             -             -             -
                                 --------------   ------------    ----------   -----------    -----------

Total                            $           -    $         -     $       -     $       1     $       1
                                 ==============   ============    ==========    ==========   ============

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the placeUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

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

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

Financial Condition

The Partnership's assets at March 31, 2008 consisted of $209,000 in cash. Liabilities at March 31, 2008 primarily consisted of $1,832,000 of accrued asset management fees and $156,000 in advance payables due to the General Partners. (See "Future Contractual Cash Obligations" below).

Results of Operations

Year  Ended  March  31,  2008   Compared  to  Year  Ended  March  31,  2007  The
Partnership's net income for the year ended March 31, 2008 was $389,000, reflecting an increase of $225,000 from the net income of $164,000 experienced for the year ended March 31, 2007. The increase in net income is primarily due to an increase of $211,000 in the gain on sale of a Local Limited Partnership. For the year ended March 31, 2008 there was a $513,000 gain on disposal from the sale of one Housing Complex, compared to a $302,000 gain on the sale of one Housing Complex for the year ended March 31, 2007. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2008 there was also a $16,000 decrease in asset management fees. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of BCA Associates in the prior year and Woodlake Manor in the current year. Legal and accounting expenses decreased by $3,000 and reporting fess increased by $4,000. Additionally, there was a $(9,000) decrease in distribution income.

Year  Ended  March  31,  2007   Compared  to  Year  Ended  March  31,  2006  The
Partnership's net income for the year ended March 31, 2007 was $164,000, reflecting an increase of $297,000 from the net loss of $(133,000) experienced for the year ended March 31, 2006. The increase in net income is primarily due to a $302,000 gain on disposal of one Housing Complex, offset by an increase of $(5,000) in loss from operations. The increase in loss from operations was due to an increase of $(8,000) in legal and accounting expenses and an increase of $(1,000) in other expenses. These expense increases were offset by an increase of $3,000 in distribution income and an increase of $1,000 in reporting fees.

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 Net increase in cash during the year ended March 31, 2008 was $171,000 compared to net increase in cash for the year ended March 31, 2007 of $12,000. The net cash increase of $159,000 is largely due to the increase in proceeds from the sale of investments in Local Limited Partnerships of $235,000, which, as explained above, can vary depending on the value of the Local Limited Partnership being sold. The proceeds received were offset by a $(99,000) increase in distributions to Limited Partners and General Partners. The cash provided by operating activities also increased by $23,000 largely due to the $25,000 that was due to the Partnership from a Local Limited Partnership that was paid during the year ended March 31, 2008 along with the $2,000 that was due from an affiliate being paid.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 Net increase in cash during the year ended March 31, 2007 was $12,000 compared to net increase in cash for the year ended March 31, 2006 of $8,000. The net cash increase of $4,000 is due to the increases of $1,000 in accounts payable and $8,000 in accrued fees and expenses due to the General Partner and affiliates offset by an increase in loss from operations of $(5,000). There was a $277,000 increase in cash provided by investing activities due to the disposal of a Housing Complex. Of that amount $274,000 was distributed to the Limited Partners of the Partnership. There was also, approximately $3,000 due from an affiliate in relation to the cash received from the disposal of the one Housing Complex, which was subsequently paid as a distribution to the General Partners.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $129,000, $149,000 and $112,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2008:

                                     2009           2010         2011         2012          2013       Thereafter          Total

                                   ----------     ---------    ---------    ----------    ---------    ------------      ----------


Asset management fees (1)         $ 1,918,517    $   71,420   $   71,420   $    71,420   $   71,420   $   1,714,080     $ 3,918,277
Capital Contributions Payable
  to Local Limited Partnerships             -             -            -             -            -               -               -
                                   ----------     ---------   ---------    ----------    ---------     ------------      ----------
Total contractual cash
  obligations                     $ 1,918,517    $   71,420   $   71,420   $    71,420   $   71,420   $   1,714,080     $ 3,918,277
                                   ==========     =========    =========    ==========    =========    ============      ==========



(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of New Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Reznick Group, PC
---------------------

Bethesda, Maryland
July 27, 2009


                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                        (A California Limited Partnership)

                                                                   BALANCE SHEETS


                                                                                              March 31
                                                                                    ------------------------------

                                                                                        2008             2007
                                                                                    --------------   -------------

ASSETS

Cash                                                                                $     209,252    $     38,742
Due from the General Partner or an affiliate (Note 3)                                           -           2,773
Due from Local Limited Partnership                                                              -          24,700
Investments in Local Limited Partnerships, net (Notes 2 and 3)                                  -               -
                                                                                    --------------   -------------

  Total Assets                                                                      $     209,252    $      66,215
                                                                                    ==============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accrued fees and expenses due to General Partner and
    affiliates (Note 3)                                                             $   1,987,676    $   1,858,649
  Accounts payable                                                                              -            1,000
                                                                                    --------------   -------------
    Total Liabilities                                                                   1,987,676        1,859,649

Partners' deficit:
  General Partners                                                                        (79,513)         (80,030)
  Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                                     (1,698,911)      (1,713,404)
                                                                                    --------------   -------------

    Total Partners' Deficit                                                            (1,778,424)      (1,793,434)
                                                                                    --------------   -------------

      Total Liabilities and Partners' Deficit                                       $      209,252   $      66,215
                                                                                    ==============   =============

                                             See accompanying notes to financial statements
                                                                 28


                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                         (A California Limited Partnership)

                                                               STATEMENTS OF OPERATIONS


                                                              For the Years Ended March 31,
                                                      ----------------------------------------------

                                                          2008             2007            2006
                                                      --------------    ------------    ------------

Distribution income                                   $       6,393     $     8,832     $     5,799
Reporting fees                                                    -           2,766           1.937
                                                      --------------    ------------    ------------

Total income                                                  6,393          11,598           7,736
                                                      --------------    ------------    ------------

Operating expenses:
   Asset management fees (Note 3)                            96,261         111,856         111,856
   Legal and accounting                                      31,188          34,305          26,236
   Other                                                      3,078           3,848           3,142
                                                      --------------    ------------    ------------

    Total operating expenses                                130,527         150,009         141,234
                                                      --------------    ------------    ------------

Loss from operations                                       (124,134)       (138,411)       (133,498)

Gain on sale of Local Limited Partnership                   512,673         302,020               -

Interest income                                                 100             157             114
                                                      --------------    ------------    ------------

Net income (loss)                                     $     388,639     $   163,766     $  (133,384)
                                                      ==============    ============    ============

Net income (loss) allocated to:
   General Partners                                   $       3,886     $     1,638     $    (1,334)
                                                      ==============    ============    ============

   Limited Partners                                   $     384,753     $   162,128     $   132,050)
                                                      ==============    ============    ============

Net income (loss) per Partnership Unit                $       51.64     $     21.76     $    (17.72)
                                                      ==============    ============    ============

Outstanding weighted Partnership Units                        7,450           7,450           7,450
                                                      ==============    ============    ============

                                             See accompanying notes to financial statements
                                                                 29


                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                       (A California Limited Partnership)

                                                         STATEMENTS OF PARTNERS' DEFICIT

                                               For The Years Ended March 31, 2008, 2007, and 2006


                                                               General             Limited             Total
                                                               Partners            Partners
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2005                         $      (80,334)     $   (1,468,935)    $   (1,549,269)

Net loss                                                            (1,334)           (132,050)          (133,384)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2006                                (81,668)         (1,600,985)        (1,682,653)

Net Income                                                           1,638             162,128            163,766

Distributions                                                            -            (274,547)          (274,547)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2007                                (80,030)         (1,713,404)        (1,793,434)

Net Income                                                           3,886             384,753            388,639

Distributions                                                       (3,369)           (370,260)          (373,629)
                                                            ---------------     ---------------    ---------------

Partners' deficit at March 31, 2008                         $      (79,513)     $   (1,698,911)    $   (1,778,424)
                                                            ===============     ===============    ===============

                                               See accompanying notes to financial statements
                                                                 30


                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                       (A California Limited Partnership)

                                                            STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended March 31,
                                                                     -------------------------------------------

                                                                         2008            2007            2006
                                                                     ------------    ------------    -----------

Cash flows from operating activities:
  Net income (loss)                                                  $   388,639     $   163,766     $ (133,384)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Change in due from an affiliate                                         2,773          (2,773)             -
   Change in due from Local Limited Partnership                           24,700               -              -
   Change in accrued fees and expenses due to
    General Partner and affiliates                                       129,027         149,009        141,246
    Change in accounts payable                                            (1,000)          1,000              -
    Gain on sale of investment in Local Limited
      Partnership                                                        (512,67)       (302,020)             -
                                                                     ------------    ---------------------------

Net cash provided by operating activities                                 31,466           8,982          7,862
                                                                     ------------    ------------    -----------

Cash flows provided by investing activities:
  Proceeds from sale of investment in Local Limited
    Partnership                                                          512,673         277,320              -
                                                                     ------------    ------------    -----------

       Net cash provided by investing activities                         512,673         277,320              -
                                                                         512,673         277,320              -
                                                                     ------------    ------------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners                                     (370,260)       (274,547)
  Distributions to General Partners                                       (3,369)              -              -
                                                                     ------------    -----------     -----------

       Net cash used in financing activities                            (373,629)       (274,547)             -
                                                                     ------------    ------------    -----------

Net increase in cash                                                     170,510          11,755          7,862

Cash, beginning of period                                                 38,742          26,987         19,125
                                                                     ------------    ------------    -----------

Cash, end of period                                                  $   209,252     $    38,742     $   26,987
                                                                     ============    ============    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Taxes paid                                                         $       800     $       800     $      800
                                                                     ============    ============    ===========

                                               See accompanying notes to financial statements
                                                                 31


                                 WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                    (A California Limited Partnership)

                                      NOTES TO FINANCIAL STATEMENTS

                             For the Years Ended March 31, 2008, 2007, and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC California Housing Tax Credits, L.P., a California Limited Partnership (the "Partnership"), was formed on September 15, 1988 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the"Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

WNC & Associates, Inc., a placeCalifornia corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (collectively, the "General Partner" or "General Partners"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last

                                 WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                     (A California Limited Partnership)

                                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated a significant amount of Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until the Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit compliance period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or their affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2010.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

During the year ended March 31, 2007 the Partnership sold the Housing Complex of one Local Limited Partnership, BCA Associates. BCA Associates had completed its 15-year compliance period.

During the year ended March 31, 2008 the Partnership sold the Housing Complex of one Local Limited Partnership, Woodlake Manor, a California limited partnership. Woodlake Manor owned the Woodlake Manor Apartments (the "Woodlake Manor Property") located in Woodlake, California. Consistent with the investment objectives of the Partnership, the Woodlake Manor Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The LIHTC period had expired, and no further LIHTC's were being generated by the Woodlake Manor Property. The 15-year Compliance Period had also expired, so there was no LIHTC recapture upon the disposition of Woodlake Manor. As of March 31, 2008, no additional Housing Complexes had been selected for disposition.

On July 13, 2007, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (the SEC) regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on July 23, 2007 and disseminated to the Partnership's Limited Partners on July 24, 2007. On September 20, 2007 the Partnership filed an 8-K which notified the Limited Partners that the sale of the Woodlake Manor property had been terminated, due to Rural Development not approving the appraisal. On November 30, 2007, the Partnership filed another preliminary consent solicitation material with the SEC regarding the sale of the Woodlake Manor Property. Definitive materials were filed with the SEC on December 10, 2007. On January 4, 2008 the Partnership filed additional definitive proxy material with the SEC extending the deadline for proxy voted from January 7, 2008 to January 14, 2008. As of January 9, 2008, the Partnership achieved the 51% approval necessary for

-------------------------------------------------------------------------------

the disposition. An affiliate of the General Partners executed a Purchase and Sales Agreement on February 13, 2008 for the purchase of the Housing Complex at sales price of $2,049,494. The General Partner of Woodlake Manor was paid approximately $102,000 in sales preparation and refinancing fees, $1,410,000 paid down the existing mortgages, approximately $25,000 was paid for closing costs and legal expense and the remaining $513,000 was distributed to the Partnership. Of the $513,000 the Partnership received for the disposition of the Woodlake Manor property $345,807 was paid to the Limited Partners in the form of a distribution which amounted to $46.42 per Partnership Unit and was paid out on February 20, 2008. The $349 distribution to the General Partners was made on March 7, 2008. The remaining balance of $166,517 will remain in the Partnerships reserves.

Subsequent to March 31, 2008, on June 20, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Definitive materials filed with the SEC on July 1, 2008 followed by additional definitive materials being filed on July 28, 2008 which extended the deadline for submitting ballots.

Additionally, subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

-------------------------------------------------------------------------------


Management's estimate for the three- month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the placeUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2008, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

-------------------------------------------------------------------------------

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

In June 2006, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 57"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 57 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2008, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that this pronouncement will have a material impact on the Partnership's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R) ("SFAS 141R"), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. SFAS 141R also requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other

-------------------------------------------------------------------------------

balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target's assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership is currently evaluating the impacts and disclosures of this pronouncement, but would not expect SFAS 141R to have a material impact on the Partnership's financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's financial statements.

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

In December 2008, the FASB issue FASB Staff Position No. FAS 140-4 and FIN46(R)-8 (the "FSP"), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. It amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. The FSP is effective for public companies in their first reporting period (interim or annual) that ends after December 15, 2008. The FSP also amends FIN46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The Partnership does not expect the FSP to have a material impact on the Partnership's financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2008 and 2007, the Partnership owns Local Limited Partnership interests in 9 and 10 Local Limited Partnerships, respectively. As of March 31, 2008 and 2007, these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 349 and 393 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $1,817,000 and $1,122,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2008 and 2007, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $305,000, $311,000 and $303,000, respectively, have not been recognized. As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $1,866,365.

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                 2007                2006
                                                            ---------------     ---------------

ASSETS

Buildings and improvements (net of accumulated
   depreciation for 2007 and 2006 of $10,402,000 and
   $9,883,000, respectively)                                $   10,304,000      $   10,866,000
Land                                                             1,335,000           1,335,000
Other assets                                                     2,198,000           2,060,000
                                                            ---------------     ---------------

     Total assets                                           $   13,837,000      $   14,261,000
                                                            ===============     ===============

LIABILITIES

Mortgage loans payable                                      $   14,888,000      $   14,983,000
Due to related parties                                             374,000             324,000
Other liabilities                                                  233,000             188,000
                                                            ---------------     ---------------

     Total liabilities                                          15,495,000          15,495,000
                                                            ---------------     ---------------

PARTNERS' EQUITY (DEFICIT)

WNC California Housing Tax Credits, L.P.                        (1,817,000)         (1,122,000)
Other partners                                                     159,000            (112,000)
                                                            ---------------     ---------------

     Total partners' equity (deficit)                           (1,658,000)         (1,234,000)
                                                            ---------------     ---------------

         Total liabilities and partners' deficit            $   13,837,000      $   14,261,000
                                                            ===============     ===============

-------------------------------------------------------------

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2007                2006               2005
                                                            ---------------     ---------------    ----------------

Revenues                                                    $    2,441,000      $    2,600,000     $    2,681,000
                                                            ---------------     ---------------    ----------------

Expenses:
  Operating expenses                                             1,800,000           1,833,000          1,907,000
  Interest expense                                                 328,000             355,000            364,000
  Depreciation and amortization                                    658,000             744,000            713,000
                                                            ---------------     ---------------    ----------------

   Total expenses                                                2,786,000           2,932,000           2,984,000
                                                            ---------------     ---------------    ----------------

  Net operating  loss                                       $     (345,000)           (332,000)           (303,000)
                                                            ---------------     ---------------    ----------------

Gain on sale of  Local Limited Partnership                               -             559,000                  -
                                                            ---------------     ---------------    ----------------

 Net income (loss) allocable to the Partnership             $     (342,000)     $      227,000     $      (300,000)
                                                            ===============     ===============    ================

Net income recorded by the Partnership
                                                            $            -      $      302,000     $             -
                                                            ===============     ===============    ================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

     Acquisition fees equal to 6% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $447,060. Accumulated amortization of these capitalized costs was $447,060 for all periods presented.

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

     An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $96,261, $111,856 and $111,856 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively of which $2,500, $0 and $0 was paid during the years ended March 31, 2008, 2007 and 2006, respectively.

----------------------------------------------

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the years ended March 31, 2008, 2007 and 2006.

     As of March 31, 2007 the Partnership was owed approximately $2,800 from an affiliate of the General Partner, which represents the General Partner's portion of the distribution from the disposition of a Local Limited Partnership. As of March 31, 2007 the funds were being held in a distribution account which an affiliate of the General Partner controls. The distribution was made to the Partnership's General Partner during the year ended March 31, 2008.

     The Partnership was owed $24,700 from BCA Associates, the Local Limited Partnership that was sold during the year ended March 31, 2007. This amount represents the final distribution owed to the Partnership for the disposition of the Local Limited Partnership. The full amount was paid to the Partnership during the year ended March 31, 2008.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                                               March 31,
                                                                                      -----------------------------

                                                                                         2008            2007
                                                                                      ------------   --------------

Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership                                       $   155,963    $     120,697

Asset management fee payable                                                            1,831,713        1,737,952
                                                                                      ------------   --------------

Total                                                                                 $ 1,987,676    $   1,858,649
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

                                        For the Years Ended March 31, 2008, 2007 and 2006

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2008
               ----

Income                                  $       3,000       $       3,000       $          -       $            -

Operating expenses                            (29,000)            (33,000)           (52,000)             (17,000)

Loss from operations                          (26,000)            (30,000)           (52,000)             (17,000)

Gain on sale of one Local
   Limited Partnership                              -                   -                  -              513,000

Net income (loss)                             (26,000)            (30,000)           (52,000)             496,000

Net Income (Loss) available to
   Limited Partners                           (25,000)            (30,000)           (51,000)             491,000

Net Income(Loss) per Partnership
   Unit                                            (3)                 (4)                (7)                  66



                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2007
               ----

Income                                  $       5,000       $       5,000       $      2,000       $           -

Operating expenses                            (32,000)            (58,000)           (29,000)            (31,000)

Loss from operations                          (27,000)            (53,000)           (27,000)            (31,000)

Gain on sale of one Local
   Limited Partnership                              -                   -            302,000                   -

Net income (loss)                             (27,000)            (53,000)           275,000             (31,000)

Net Income (Loss) available to
   Limited Partners                           (27,000)            (52,000)           272,000             (31,000)

Net Income(Loss) per Partnership
   Unit                                            (4)                 (7)                37                  (4)

                                                                 43


                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                             NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                        For the Years Ended March 31, 2008, 2007 and 2006

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


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Subsequent to March 31, 2008, on June 20, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Definitive materials were filed with the SEC on July 1, 2008 followed by additional definitive materials filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the Partnership achieved the 51% approval necessary for the disposition. Although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval, the Purchaser determined it was not economically feasible to complete the sale.

Additionally, subsequent to March 31, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

          The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

               (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

               (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership's receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

               (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

          All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

          Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

          For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption "Disclosure Controls and Procedures," the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a placeCalifornia corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting
Kay L. Cooper                 Director of WNC & Associates, Inc.
Jennifer E. Cooper            Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly
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

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President - Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 62, is Senior Vice President - Institutional Investments of Associates and registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 53, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified

Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, CPA, age 57, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates. He is responsible for the oversight of property underwriting. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 40, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

     None.

(g)  Promoters and Control Persons
     -----------------------------

     Inapplicable.

(h)  Audit  Committee  Financial  Expert,  and (i)  Identification  of the Audit
     ---------------------------------------------------------------------------
     Committee
     ---------

     Neither the Partnership nor the General Partners, has an audit committee.

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

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the
     Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $96,000, $112,000 and $112,000 were incurred during the years ended March 31, 2008, 2007 and 2006, respectively. The Partnership paid the General Partners and or their affiliates $2,500, $0 and $0 of those fees during the each of the years ended March 31, 2008, 2007 and 2006, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $155,963, $120,697, and $83,544 for the year ended March 31, 2008, 2007 and 2006, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0 during each of the years ended March 31, 2008, 2007 and 2006.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. The distributions of cash to the General Partners during the years ended March 31, 2008, 2007 and 2006 were $3,369, $0 and $0, respectively.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                             2008                2007
                                        ---------------     ---------------

Audit Fees                              $       21,625      $       23,733
Audit-related Fees                                   -                   -
Tax Fees                                         2,755               3,000
All Other Fees                                       -                   -
                                        ---------------     ---------------
TOTAL                                   $       24,380      $       26,733
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


PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2008 and 2007
         Statements of Operations for the years ended March 31, 2008, 2007 and 2006
         Statements of Partners' Deficit for the years ended March 31, 2008, 2007 and 2006
         Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
         Notes to Financial Statements

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

99.11 Amended and Restated Agreement of Limited Partnership of San Jacinto Associates filed as exhibit 10.27 on Form 10-K dated December 31, 1992 is hereby incorporated herein as exhibit 99.1

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                 ---------------------------------------------------------------------------------------------------
                                                    As of March 31, 2008                            As of December 31, 2007
                                 ---------------------------------------------------------------------------------------------------
                                 Partnership's                        Mortgage
                                Total Investment     Amount of       Balances of
Local Limited                   in Local Limited  Investment Paid   Local Limited             Buildings &   Accumulated     Net Book
Partnership Name   Location       Partnerships       to Date         Partnership    Land       Equipment    Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista         Orosi,
Investors          California    $     583,000    $   583,000      $  1,392,000  $   40,000   $ 2,319,000   $  1,419,000  $  940,000

Cloverdale Garden  Cloverdale,
Apartments         California          617,000        617,000         1,593,000      182,000     2,059,000       896,000   1,345,000

Countryway         Mendota,
Associates (2)     California          571,000        571,000         1,430,000       90,000     2,200,000     1,421,00      869,000

East Garden        Jamestown,
Apartments         California          770,000        770,000         2,096,000      225,000     2,656,000     1,198,000   1,683,000

HPA Investors      Shafter,
                   California          538,000        538,000         1,470,000       94,000     2,102,000       918,000    ,278,000

Knights Landing    Knights
Harbor             Landing,
                   California          275,000        275,000           953,000      100,000     1,254,000       574,000     780,000



WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

                                 ---------------------------------------------------------------------------------------------------
                                                    As of March 31, 2008                            As of December 31, 2007
                                 ---------------------------------------------------------------------------------------------------
                                 Partnership's                        Mortgage
                                Total Investment     Amount of       Balances of
Local Limited                   in Local Limited  Investment Paid   Local Limited            Buildings &    Accumulated     Net Book
Partnership Name   Location       Partnerships        to Date        Partnership    Land      Equipment     Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Midland Manor      Mendota,      $     383,000    $   383,000      $  1,389,000  $    80,000  $ 2,056,000   $  1,148,000  $  988,000
Associates         California

San Jacinto        San Jacinto,
Associates         California          469,000        469,000         1,733,000      223,000    2,142,000        757,000   1,608,000

Woodlake           Woodlake,                 -              -         1,409,000      144,000    2,030,000      1,324,000     850,000
Manor (1)          California

Yreka              Yreka,
Investment         California          538,000        538,000         1,423,000      157,000    1,887,000        747,000   1,297,000
Group (2)                         -------------   ------------      ------------  -----------  -----------   ------------ ----------

                                 $   4,744,000    $ 4,744,000      $ 14,888,000  $ 1,335,000  $ 20,705,000  $ 10,402,000 $11,638,000
                                 ==============   ============     ============= ============ ============= ============ ===========

(1)  The Partnership disposed of Woodlake Manor on February 13, 2008.

(2)  Subsequent  to year end March 31,  2008 the  Partnership  sold its  Limited
     Partnership interest in this Local Limited Partnership.


WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008


                                                ------------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2007
                                                ------------------------------------------------------------------------------------
                                                                                           Year                           Estimated
                  Local Limited                                        Net Income       Investment                       Useful Life
                Partnership Name                  Rental Income          (Loss)          Acquired         Status           (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                              $     225,000      $    (56,000)         1989          Completed          27.5

Cloverdale Garden Apartments                            244,000           (39,000)         1989          Completed          40

Countryway Associates                                   182,000          (112,000)         1989          Completed          27.5

Garden Apartments                                       315,000           (26,000)         1989          Completed          40

HPA Investors                                           212,000           (29,000)         1989          Completed          40

Knights Landing Harbor                                  169,000             5,000          1989          Completed          40

Midland Manor Associates                                203,000           (46,000)         1990          Completed          27.5

San Jacinto Associates                                  280,000            (3,000)         1990          Completed          50

Woodlake Manor                                          280,000           (42,000)         1989          Completed          30

Yreka Investment Group                                  255,000             3,000          1989          Completed          50
                                                  -------------      -------------

                                                  $   2,305,000      $   (345,000)
                                                  =============      =============


WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                 ---------------------------------------------------------------------------------------------------
                                              As of March 31, 2007                                  As of December 31, 2006
                                 ---------------------------------------------------------------------------------------------------
                                  Partnership's                        Mortgage
                                Total Investment     Amount of       Balances of
Local Limited                   in Local Limited  Investment Paid    Local Limited           Buildings &    Accumulated     Net Book
Partnership Name   Location       Partnerships        to Date         Partnership    Land     Equipment     Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista         Orosi,
Investors          California    $     583,000      $   583,000      $  1,399,000  $ 40,000  $ 2,276,000    $  1,306,000 $ 1,010,000

BCA                Anderson,
Associates (1)     California                -                -                 -         -            -               -          -

Cloverdale         Cloverdale,
Garden             California          617,000          617,000         1,600,000   182,000    2,047,000         848,000   1,381,000
Apartments

Countryway         Mendota,
Associates         California          571,000          571,000         1,438,000    90,000    2,200,000       1,335,000     955,000

East Garden        Jamestown,
Apartments         California          770,000          770,000         2,106,000   225,000    2,652,000       1,123,000   1,754,000

HPA Investors      Shafter,
                   California          538,000          538,000         1,477,000    94,000    2,164,000         948,000   1,310,000

Knights            Knights
Landing            Landing,
Harbor             California          275,000          275,000           977,000   100,000    1,297,000         583,000     814,000




WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                 ---------------------------------------------------------------------------------------------------
                                          As of March 31, 2007                                      As of December 31, 2006
                                 ---------------------------------------------------------------------------------------------------
                                  Partnership's                       Mortgage
                                Total Investment     Amount of      Balances of
Local Limited                   in Local Limited  Investment Paid   Local Limited            Buildings &    Accumulated     Net Book
Partnership Name   Location       Partnerships        to Date        Partnership     Land     Equipment     Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------

Midland Manor      Mendota,      $     383,000      $   383,000      $ 1,396,000   $ 80,000  $ 2,053,000    $  1,064,000 $ 1,069,000
Associates         California

San Jacinto        San Jacinto,
Associates         California          469,000          469,000        1,742,000    223,000    2,143,000         713,000   1,653,000

Woodlake           Woodlake,
Manor (2)          California          545,000          545,000        1,417,000    144,000    2,030,000       1,252,000     922,000

Yreka              Yreka,
Investment         California          538,000          538,000        1,431,000    157,000    1,887,000         711,000   1,333,000
Group                            --------------     ------------     ------------ ---------- ------------    ------------ ----------
                                 $   5,289,000      $ 5,289,000     $ 14,983,000 $1,335,000  $20,749,000    $  9,883,000 $12,201,000
                                 ==============     ============    ============ =========== ============   ============ ===========

(1) The property was sold on September 30, 2006, as of March 31, 2007 the partnership had not yet been dissolved.

(2) Property identified on July 13, 2007 for disposition and was disposed of on February 13, 2008.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

                                                  ----------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2006
                                                  ----------------------------------------------------------------------------------

                                                        Year                           Estimated
                  Local Limited                                        Net Income      Investment                       Useful Life
                Partnership Name                  Rental Income          (Loss)          Acquired         Status           (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                              $     228,000      $     (41,000)        1989          Completed          27.5

BCA Associates                                          165,000            531,000*        1989          Completed          40

Cloverdale Garden Apartments                            246,000            (44,000)        1989          Completed          40

Countryway Associates                                   161,000           (117,000)        1989          Completed          27.5

East Garden Apartments                                  305,000            (26,000)        1989          Completed          40

HPA Investors                                           225,000            (31,000)        1989          Completed          40

Knights Landing Harbor                                  171,000             10,000         1989          Completed          40

Midland Manor Associates                                205,000            (46,000)        1990          Completed          27.5

San Jacinto Associates                                  291,000              2,000         1990          Completed          50

Woodlake Manor                                          282,000            (12,000)        1989          Completed          30

Yreka Investment Group                                  241,000              1,000         1989          Completed          50
                                                  --------------     --------------

                                                  $   2,520,000      $     227,000
                                                  ==============     ==============

* This amount included the gain on disposal of Local Limited Partnership.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                 ---------------------------------------------------------------------------------------------------
                                          As of March 31, 2006                                      As of December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                 Partnership's                        Mortgage
                                Total Investment     Amount of       Balances of
Local Limited                   in Local Limited  Investment Paid    Local Limited           Buildings &    Accumulated     Net Book
Partnership Name   Location       Partnerships        to Date         Partnership    Land     Equipment     Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------
Alta Vista         Orosi,
Investors          California    $     583,000      $   583,000     $  1,406,000   $ 40,000  $ 2,260,000    $  1,194,000 $ 1,106,000

BCA                Anderson,
Associates         California          514,000          514,000        1,394,000    150,000    2,003,000         835,000   1,318,000

Cloverdale         Cloverdale,
Garden             California          617,000          617,000        1,607,000    182,000    2,028,000         778,000   1,432,000
Apartments

Countryway         Mendota,
Associates         California          571,000          571,000        1,445,000     90,000    2,176,000       1,246,000   1,020,000

East Garden        Jamestown,
Apartments         California          770,000          770,000        2,115,000    225,000    2,743,000       1,043,000   1,925,000

HPA                Shafter,
Investors          California          538,000          538,000        1,483,000     94,000    2,150,000         885,000   1,359,000

Knights            Knights
Landing            Landing,
Harbor             California          275,000          275,000          963,000    100,000    1,294,000         546,000     848,000

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                 ---------------------------------------------------------------------------------------------------
                                          As of March 31, 2006                                      As of December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                 Partnership's                        Mortgage
                                Total Investment     Amount of       Balances of
Local Limited                   in Local Limited  Investment Paid    Local Limited           Buildings &    Accumulated     Net Book
Partnership Name   Location      Partnerships         to Date         Partnership    Land     Equipment     Depreciation      Value
------------------------------------------------------------------------------------------------------------------------------------

Midland Manor      Mendota
Associates         California    $     383,000      $   383,000     $  1,402,000   $ 80,000  $  1,843,000   $    983,000  $  940,000

San Jacinto        San
Associates         Jacinto,
                   California          469,000          469,000        1,750,000    223,000     2,143,000        669,000   1,697,000

Woodlake           Woodlake,
Manor              California          545,000          545,000        1,424,000    144,000     1,996,000      1,180,000     960,000

Yreka              Yreka,
Investment         California          538,000          538,000        1,438,000    157,000     1,886,000        675,000   1,368,000
Group                            --------------     -----------     ------------ ----------  ------------   ------------  ----------
                                 $   5,803,000      $ 5,803,000     $ 16,427,000 $1,485,000  $ 22,522,000   $ 10,034,000 $ 3,973,000
                                 ==============     ===========     ============ ==========  =============  ============ ===========

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

                                                  ----------------------------------------------------------------------------------
                                                                         For the year ended December 31, 2005
                                                  ----------------------------------------------------------------------------------
                                                                                           Year                           Estimated
                  Local Limited                                        Net Income       Investment                       Useful Life
                Partnership Name                  Rental Income          (Loss)          Acquired         Status           (Years)
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors                              $     228,000      $     (33,000)        1989          Completed          27.5

BCA Associates                                          236,000            (16,000)        1989          Completed          40

Cloverdale placeGarden Apartments                       240,000            (28,000)        1989          Completed          40

Countryway Associates                                   187,000           (106,000)        1989          Completed          27.5

East Garden Apartments                                  300,000            (21,000)        1989          Completed          40

HPA Investors                                           226,000            (42,000)        1989          Completed          40

Knights Landing placeHarbor                             164,000              9,000         1989          Completed          40

Midland Manor Associates                                226,000            (25,000)        1990          Completed          27.5

San Jacinto Associates                                  285,000            (18,000)        1990          Completed          50

Woodlake Manor                                          284,000             (5,000)        1989          Completed          30

Yreka Investment Group                                  225,000            (18,000)        1989          Completed          50
                                                  --------------     --------------

                                                  $   2,601,000      $    (303,000)
                                                  ==============     ==============



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

Date:  July 30, 2009

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


Date:  July 30, 2009




By:  /s/Thomas J. Riha
     -----------------
     Thomas J. Riha,
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 30, 2009




By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
     Wilfred N. Cooper, Sr.
     Chairman of the Board of WNC & Associates, Inc.

Date:  July 30, 2009




By:  /s/ Kay L. Cooper
     -----------------
     Kay L. Cooper
     Director of WNC & Associates, Inc.

Date:  July 30, 2009