Form 10-Q
period 2008-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-07-31
CIK 845750

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Yes ___    No ___X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                  For the Quarterly Period Ended June 30, 2008


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

             Balance Sheets
                       As of June 30, 2008 and March 31, 2008..................3

             Statements of Operations
                       For the Three Months Ended June 30, 2008 and 2007.......4

             Statement of Partners' Deficit
                       For the Three Months Ended June 30, 2008................5

             Statements of Cash Flows
                       For the Three Months Ended June 30, 2008 and 2007.......6

             Notes to Financial Statements.....................................7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risks..16

         Item 4T. Controls and Procedures.....................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters to a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits....................................................17

         Signatures ..........................................................18

                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                   (A California Limited Partnership)

                                                             BALANCE SHEETS
                                                               (Unaudited)

                                                                       June 30, 2008              March 31, 2008
                                                                  ------------------------      -------------------
ASSETS

Cash                                                              $                210,365      $           209,252
Investments in Local Limited Partnerships, net (Note 2)                                  -                        -
                                                                  ------------------------      -------------------

        Total Assets                                              $                210,365      $           209,252
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $              2,019,126    $           1,987,676

                                                                 ------------------------      --------------------
Partners' Deficit:
 General Partners                                                                  (79,816)                 (79,513)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                              (1,728,945)              (1,698,911)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                      (1,808,761)              (1,778,424)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                210,365      $           209,252
                                                                  ========================      ===================

                                      See accompanying notes to financial statements
                                                          3

                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                   (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                           For the Three Months Ended June 30, 2008 and 2007
                                                              (Unaudited)

                                                                 2008                           2007
                                                             Three Months                   Three Months
                                                      ---------------------------    ---------------------------
             Reporting fees                           $                         -    $                     2,333
             Distribution income                                            1,033                          1,033
                                                      ---------------------------    ---------------------------

             Total operating income                                         1,033                          3,366
                                                      ---------------------------    ---------------------------

             Operating expenses:
               Asset management fees (Note 3)                              22,983                         27,964
               Legal and accounting fees                                    3,372                              -
               Other                                                        5,095                            866
                                                      ---------------------------    ---------------------------

                 Total operating expenses                                  31,450                         28,830
                                                      ---------------------------    ---------------------------

             Loss from operations                                         (30,417)                       (25,464)

             Equity in losses of Local
               Limited Partnerships (Note 2)                                    -                              -

             Interest income                                                   80                             40
                                                      ---------------------------    ---------------------------

             Net loss                                 $                   (30,337)   $                   (25,424)
                                                      ===========================    ===========================

             Net loss allocated to:
               General Partners                       $                      (303)   $                      (254)
                                                      ===========================    ===========================

               Limited Partners                       $                   (30,034)   $                   (25,170)
                                                      ===========================    ===========================

             Net loss per Partnership Unit            $                        (4)   $                        (3)
                                                      ===========================    ===========================

             Outstanding weighted Partnership
                   Units                                                    7,450                          7,450
                                                      ===========================    ===========================


                                      See accompanying notes to financial statements
                                                          4

                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                    STATEMENT OF PARTNERS' DEFICIT

                                               For the Three Months Ended June 30, 2008
                                                              (Unaudited)


                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------
Partners' deficit at March 31, 2008                     $         (79,513)    $     (1,698,911)  $       (1,778,424)

Net loss                                                             (303)             (30,034)             (30,337)
                                                        -----------------     ----------------   ------------------

Partners' deficit at June 30, 2008                      $         (79,816)    $     (1,728,945)  $       (1,808,761)
                                                        =================     ================   ==================


                                      See accompanying notes to financial statements
                                                          5

                                                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended June 30, 2008 and 2007
                                                              (Unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                               $             (30,337)    $        (25,424)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                                31,450               28,831
                                                                         ---------------------     ----------------

             Net cash provided by operating activities                                   1,113                3,407
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
        Change in due from the General Partners or affiliates                                -                2,773

        Change in due from Local Limited Partnership                                         -               24,700
                                                                         ---------------------     ----------------


             Net cash provided by investing activities                                       -               27,473
                                                                         ---------------------     ----------------

   Cash flows used in financing activities:

        Distributions to General Partners                                                    -               (3,020)

        Distributions to Limited Partners                                                    -              (24,453)
                                                                         ---------------------     ----------------

             Net cash used in financing activities                                           -              (27,473)
                                                                         ---------------------     ----------------

Net increase in cash                                                                     1,113                3,407

Cash, beginning of period                                                              209,252               38,742
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             210,365     $         42,149
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                   -     $              -
                                                                         =====================     ================


                                      See accompanying notes to financial statements
                                                          6

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization
------------

WNC California Housing Tax Credits, L.P., (the "Partnership"), is a California Limited Partnership formed under the laws of the State of California on September 15, 1988. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interests ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,450 Partnership Units representing subscriptions in the amount of $7,450,000, had been accepted. The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partners would then be entitled to receive proceeds

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partners.

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

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

During the quarter ended June 30, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Subsequent to June 30, 2008, definitive materials were filed with the SEC on July 1, 2008 followed by additional definitive materials being filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the Partnership achieved the 51% approval necessary for the disposition. Although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval the Purchaser determined it was not economically feasible to complete the sale.

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Additionally, subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2008 all the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in nine Local Limited Partnerships. All of these Local Limited
Partnership's own one Housing Complex consisting of an aggregate of 349 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $             539,000       $            608,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                              75,000                     82,000
                 Depreciation and amortization                                146,000                    171,000
                 Operating expenses                                           394,000                    431,000
                                                                ---------------------       --------------------
                     Total expenses                                           615,000                    684,000
                                                                ---------------------       --------------------

               Net loss                                         $             (76,000)      $            (76,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $             (75,000)      $            (75,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                   -       $                  -
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

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $22,983 and $27,964 were incurred during the three months ended June 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $0 of those fees during each of the three months ended June 30, 2008 and 2007.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                       June 30, 2008             March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $              164,430       $         155,963
       Accrual asset management fees                                            1,854,696               1,831,713
                                                                   ----------------------       -----------------

       Total                                                       $            2,019,126       $       1,987,676
                                                                   ======================       =================


The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

During the quarter ended June 30, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Subsequent to June 30, 2008, definitive materials were filed with the SEC on July 1, 2008 followed by additional definitive materials being filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the Partnership achieved the 51% approval necessary for the disposition. Although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval the Purchaser determined it was not economically feasible to complete the sale.

Additionally, subsequent to June 30, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Quarterly Period Ended June 30, 2008
                                   (Unaudited)


NOTE 4 - SUBSEQUENT EVENTS, continued
-------------------------------------

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2008 consisted of $210,000 in cash. Liabilities at June 30, 2008 consisted of $2,019,000 accrued asset management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. The Partnership's net loss for the three months ended June 30, 2008 was $(30,000), reflecting an increase of $(5,000) from the $(25,000) net loss experienced for the three months ended June 30, 2007. The increase in net loss is largely due to an increase of $(3,000) in operating expenses which was due to an increase of $(4,000) in legal and accounting fees. The increase in legal and accounting fees was due largely to legal expenses related to the potential disposition of properties. The other operating expenses increased by $(4,000) due in large part to appraisal fees incurred related to properties being consider for disposition. The asset management fees decreased by $5,000. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease therefore decreasing the asset management fees annually. In addition, the operating income decreased by $(2,000) due to the decrease in reporting fees. Distribution and reporting fee income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. Net increase in cash during the three months ended June 30, 2008 was $1,000 compared to a net increase in cash for the three months ended June 30, 2007 of $3,000. The change of $(2,000) is due primarily to the $(5,000) increase in net loss and the $3,000 increase in the change in accrued fees and expenses due to general partner and affiliates. There was a $27,000 decrease in cash provided

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

by investing activities due to the proceeds received from general partner or affiliate and the Local Limited Partnership during the three months ended June 30, 2007, offset by an increase of $27,000 in cash used in financing activities due to distributions paid to General Partners and Limited Partners during the three months ended June 30, 2007.

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $31,500. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T.  Controls and Procedures

(a)      Disclosure controls and procedures
         -----------------------------------

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  July 31, 2009




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2009