Form 10-Q
period 2008-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-07-31
CIK 845750

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                               EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-20058

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

                       California                       33-0316953
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)       Identification No.)

                17782 Sky Park Circle
                Irvine, StateCA                          92614-6404
                Address of principal executive           (Zip Code)
                offices)

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

Yes ___No _X__

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

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

        Balance Sheets
              As of September 30, 2008 and March 31, 2008......................3

        Statements of Operations
              For the Three and Six Months Ended September 30, 2008 and 2007...4

        Statement of Partners' Deficit
              For the Six Months Ended September 30, 2008......................5

        Statements of Cash Flows
              For the Six Months Ended September 30, 2008 and 2007.............6

        Notes to Financial Statements..........................................7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................15

      Item 3.  Quantitative and Qualitative Disclosures about Market Risks....16

      Item 4T. Controls and Procedures........................................16

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

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....16

      Item 3.  Defaults Upon Senior Securities................................17

      Item 4.  Submission of Matters to a Vote of Security Holders............17

      Item 5.  Other Information..............................................17

      Item 6.  Exhibits.......................................................17

      Signatures .............................................................18

                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                       (A California Limited Partnership)

                                                                BALANCE SHEETS
                                                                  (unaudited)

                                                                    September 30, 2008            March 31, 2008
                                                                  ------------------------      -------------------
ASSETS

Cash                                                              $                 47,160      $           209,252
Investments in Local Limited Partnerships, net (Note 2)                                  -                        -
                                                                  ------------------------      -------------------

             Total Assets                                         $                 47,160      $           209,252
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $              1,881,790      $         1,987,676
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partners                                                                  (80,075)                 (79,513)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                              (1,754,555)              (1,698,911)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                      (1,834,630)              (1,778,424)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                 47,160      $           209,252
                                                                  ========================      ===================

                                             See accompanying notes to financial statements
                                                                 3

                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                       (A California Limited Partnership)

                                                            STATEMENTS OF OPERATIONS

                                         For the Three and Six Months Ended September 30, 2008 and 2007
                                                                   (unaudited)

                                                          2008                                         2007
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Reporting fees                         $                -     $                -     $                  -   $           2,333
 Distribution income                                 3,776                  4,809                    3,027               4,060
                                        ------------------     ------------------     --------------------   -----------------

Total operating income                               3,776                  4,809                    3,027               6,393
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Asset management fees (Note 3)                    22,983                 45,966                   27,964              55,928
  Legal and accounting fees                          4,381                  7,753                    4,898               4,898
  Other                                              2,500                  7,595                        -                 866
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                        29,864                 61,314                   32,862              61,692
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                              (26,088)               (56,505)                 (29,835)            (55,299)

 Equity in losses of Local
  Limited Partnerships (Note 2)                          -                      -                        -                   -

 Interest income                                       219                    299                       22                  62
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                               $          (25,869)    $          (56,206)    $            (29,813)  $         (55,237)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:
  General Partners                      $             (259)    $             (562)    $               (298)  $            (552)
                                        ==================     ==================     ====================   =================

  Limited Partners                      $          (25,610)    $          (55,644)    $            (29,515)  $         (54,685)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership Unit          $               (3)    $              (7)     $                 (4)  $              (7)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                  7,450                  7,450                    7,450               7,450
                                        ==================     ==================     ====================   =================

                                             See accompanying notes to financial statements
                                                                 4


                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                      (A California Limited Partnership)

                                                        STATEMENT OF PARTNERS' DEFICIT

                                                 For the Six Months Ended September 30, 2008
                                                                  (unaudited)

                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $         (79,513)    $     (1,698,911)  $       (1,778,424)

Net loss                                                             (562)             (55,644)             (56,206)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2008                 $         (80,075)    $     (1,754,555)  $       (1,834,630)
                                                        ==================    =================   =================

                                          See accompanying notes to financial statements

                                                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                       (A California Limited Partnership)

                                                            STATEMENTS OF CASH FLOWS

                                                 For the Six Months Ended September 30, 2008 and 2007
                                                    (             unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------

Cash flows from operating activities:

  Net loss                                                               $             (56,206)    $        (55,237)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:

        Change in accounts payable                                                           -               (1,000)
        Change in accrued fees and expenses due to
          General Partner and affiliates                                              (105,886)              62,693
                                                                         ---------------------     ----------------

             Net cash provided by (used in) operating activities                      (162,092)               6,456
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
        Change in due from the General Partners or affiliates                                -                2,773
        Change in due from Local Limited Partnership                                         -               24,700
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                       -               27,473
                                                                         ---------------------     ----------------

   Cash flows used in financing activities:

        Distributions to General Partners                                                    -               (3,020)
        Distributions to Limited Partners                                                    -              (24,453)
                                                                         ---------------------     ----------------

             Net cash used in financing activities                                          -               (27,473)
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                       (162,092)               6,456

Cash, beginning of period                                                              209,252               38,742
                                                                         ---------------------     ----------------

Cash, end of period                                                    $                47,160     $         45,198
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                           $                    -     $              -
                                                                         =====================     ================

                                             See accompanying notes to financial statements
                                                                 6

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the placecountry-regionUnited States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

During the quarter ended June 30, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. During the quarter ended September 30, 2008, definitive materials were filed with the SEC on July 1, 2008 followed by additional definitive materials being filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the Partnership achieved the 51% approval necessary for the disposition. Although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval the Purchaser determined it was not economically feasible to complete the sale.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Additionally, subsequent to September 30, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008 all the investment balances had reached zero.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership owns Local Limited Partnership interests in nine Local Limited Partnerships consisting of an aggregate of 349 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                            COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------

               Revenues                                         $           1,078,000       $          1,216,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                             149,000                    164,000
                 Depreciation and amortization                                293,000                    342,000
                 Operating expenses                                           788,000                    862,000
                                                                ---------------------       --------------------
                     Total expenses                                         1,230,000                  1,368,000
                                                                ---------------------       --------------------

               Net loss                                         $            (152,000)                  (150,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $            (150,000)      $           (150,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                           $                  -
                                                                =====================       ====================

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $45,966 and $55,928 were incurred during each of the six months ended September 30, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $77,350 and $0 of those fees during the six months ended September 30, 2008 and 2007, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $89,850 and $0 during the six months ended September 30, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                    September 30, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $               81,461       $         155,963
       Accrual asset management fee                                             1,800,329               1,831,713
                                                                   ----------------------       -----------------

       Total                                                       $            1,881,790       $       1,987,676
                                                                   ======================       =================


The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

During the quarter ended June 30, 2008, the Partnership filed preliminary consent solicitation material with the SEC regarding the sale of the Housing Complex of one Local Limited Partnership, HPA Investors, a California Limited Partnership. Definitive materials filed with the SEC on July 1, 2008 followed by additional definitive materials being filed on July 28, 2008 which extended the deadline for submitting ballots. As of August 5, 2008 the Partnership achieved the 51% approval necessary for the disposition. Subsequent to September 30, 2008, although the Limited Partners approved the sale of HPA Investors, due to changes in the economy following the approval the Purchaser determined it was not economically feasible to complete the sale.

Additionally, subsequent to September 30, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2008
                                   (unaudited)

NOTE 4 - SUBSEQUENT EVENTS, continued
-------------------------------------

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2008 consisted of $47,000 in cash. Liabilities at September 30, 2008 consisted of $1,882,000 of accrued asset management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three  Months  Ended  September  30,  2008  Compared to the Three  Months  Ended
September 30, 2007. The Partnership's net loss for the three months ended September 30, 2008 was $(26,000), reflecting a decrease of approximately $4,000 from the $(30,000) net loss experienced for the three months ended September 30, 2007. The asset management fees decreased by $5,000. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease therefore decreasing the asset management fees annually. The decrease in asset management fees was partially offset by an increase of $(2,000) in other operating expenses which was related to appraisal expenses related to properties being considered for disposition. The distribution income increased by approximately $1,000, distribution and reporting fee income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007. The Partnership's net loss for the six months ended September 30, 2008 was $(56,000), reflecting an increase of approximately $(1,000) from the $(55,000) net loss experienced for the six months ended September 30, 2007. The increase in loss was due to a $10,000 decrease in asset management fees. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease therefore decreasing the asset management fees annually. The decrease in asset management fees was partially offset by an increase of $(3,000) in legal and accounting expenses. Additional legal expenses were incurred in relation to the potential dispositions of Local Limited Partnerships. There was also an increase of $(7,000) in other operating expenses, which consisted mostly of appraisal costs also associated with the potential dispositions of Local Limited Partnerships. Lastly, there was a $1,000 increase in distribution income the Partnership received. Distribution and reporting fee income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007. Net decrease in cash during the six months ended September 30, 2008 was $(162,000) compared to a net increase in cash for the six months ended September 30, 2007 of $6,000. The change in net cash used in operations of $(168,000) is due primarily to the $(90,000) the Partnership reimbursed the General Partners and/or its affiliates for expenses paid by the General Partners or affiliates on behalf of the Partnership along with the $(77,000) the Partnership paid in accrued asset management fees offset by the $56,000 net loss. There was also a $1,000 decrease in distribution income received by the Partnership.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $106,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010 .

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T.  Controls and Procedures

a)      Disclosure controls and procedures
         -----------------------------------

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affect's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a -14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)


31.2 Certification of the Principal Financial Officer pursuant to Rule 13a -14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Section 1350 Certification of the Chief Executive Officer.
         (filed herewith)

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