Form 10-Q
period 2008-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-07-31
CIK 845750

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2008

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

                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2008


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
             As of December 31, 2008 and March 31, 2008........................3

       Statements of Operations
             For the Three and Nine Months Ended December 31, 2008 and 2007....4

       Statement of Partners' Deficit
             For the Nine Months Ended December 31, 2008.......................5

       Statements of Cash Flows
             For the Nine Months Ended December 31, 2008 and 2007..............6

       Notes to Financial Statements...........................................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................14

     Item 3. Quantitative and Qualitative Disclosures about Market Risks......15

     Item 4T. Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................16

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......16

     Item 3. Defaults Upon Senior Securities..................................16

     Item 4. Submission of Matters to a Vote of Security Holders..............16

     Item 5. Other Information................................................16

     Item 6. Exhibits.........................................................16

     Signatures ..............................................................17

                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                            BALANCE SHEETS
                                                              (unaudited)
                                            See accompanying notes to financial statements


                                                                     December 31, 2008            March 31, 2008
                                                                  ------------------------      -------------------
ASSETS

Cash                                                              $                85,944       $          209,252
Investments in Local Limited Partnerships, net (Note 2)                                 -                       -
                                                                  ------------------------      -------------------

   Total Assets                                                   $                85,944       $          209,252
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                        $             1,902,465       $        1,987,676
                                                                  ------------------------      -------------------

Partners' Deficit:
 General Partners                                                                 (79,894)                 (79,513)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                             (1,736,627)              (1,698,911)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (1,816,521)              (1,778,424)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit               $                85,944       $          209,252
                                                                  ========================      ===================

                                             See accompanying notes to financial statements
                                                                 3

                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF OPERATIONS

                                    For the Three and Nine Months Ended December 31, 2008 and 2007
                                                              (unaudited)


                                                           2008                                            2007
                                        -------------------------------------------    ---------------------------------------------
                                          Three Months             Nine Months            Three Months             Nine Months
                                        ------------------     --------------------    --------------------    ---------------------
 Reporting fees                         $               -      $                 -     $                 -     $              2,333
 Distribution income                                1,584                    6,393                       -                    4,060
                                        ------------------     --------------------    --------------------    ---------------------

Total operating income                              1,584                    6,393                       -                    6,393
                                        ------------------     --------------------    --------------------    ---------------------

 Operating expenses:
  Asset management fees (Note 3)                   22,983                   68,949                  25,507                   81,435
  Legal and accounting fees                         3,490                   11,243                  25,723                   30,621
  Other                                             2,009                    9,604                     424                    1,290
                                        ------------------     --------------------    --------------------    ---------------------

    Total operating expenses                       28,482                   89,796                  51,654                  113,346
                                        ------------------     --------------------    --------------------    ---------------------

 Loss from operations                             (26,898)                 (83,403)                (51,654)                (106,953)

 Interest income                                        7                      306                       4                       66

 Gain on sale of Local Limited
     Partnerships (Note 2)                         45,000                   45,000                       -                        -
                                        ------------------     --------------------    --------------------    ---------------------


 Net income (loss)                      $          18,109      $           (38,097)   $            (51,650)   $            (106,887)
                                        ==================     ====================    ====================    =====================

 Net income (loss) allocated to:
  General Partners                      $             181      $              (381)   $               (517)   $              (1,069)
                                        ==================     ====================    ====================    =====================

  Limited Partners                      $          17,928      $           (37,716)   $            (51,133)   $            (105,818)
                                        ==================     ====================    ====================    =====================

 Net income (loss) per Partnership
 Unit                                   $               2      $                (5)   $                 (7)   $                 (14)
                                        ==================     ====================    ====================    =====================

 Outstanding weighted
  Partnership Units                                 7,450                    7,450                   7,450                    7,450
                                        ==================     ====================    ====================    =====================


                                             See accompanying notes to financial statements
                                                                 4


                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                    STATEMENT OF PARTNERS' DEFICIT

                                              For the Nine Months Ended December 31, 2008
                                                              (unaudited)


                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2008                     $        (79,513)     $    (1,698,911)   $      (1,778,424)

Net loss                                                            (381)             (37,716)             (38,097)
                                                        -----------------     ----------------   ------------------

Partners' deficit at December 31, 2008                  $        (79,894)     $    (1,736,627)   $      (1,816,521)
                                                        =================     ================   ==================

                                             See accompanying notes to financial statements
                                                                 5


                                               WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                                                  (A California Limited Partnership)

                                                       STATEMENTS OF CASH FLOWS

                                         For the Nine Months Ended December 31, 2008 and 2007
                                                              (unaudited)


                                                                                 2008                   2007
                                                                         ---------------------     ----------------
Cash flows from operating activities:
  Net loss                                                               $            (38,097)    $       (106,887)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Change in accounts payable                                                          -               (1,000)
        Change in due from Local Limited Partnership                                        -                2,773
        Change in accrued fees and expenses due to
            General Partners and affiliates                                           (85,211)             114,346
        Gain on sale of investment in Local Limited
                  Partnerships                                                        (45,000)                   -
                                                                         ---------------------     ----------------

             Net cash provided by (used in) operating activities
                                                                                     (168,308)               9,232
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
         Proceeds from sale of investment in Local Limited
                  Partnerships                                                         45,000               24,700
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                 45,000               24,700
                                                                         ---------------------     ----------------

   Cash flows used in financing activities:
         Distributions to General Partners                                                  -                (3,020)
         Distributions to Limited Partners                                                  -               (24,453)
                                                                         ---------------------     ----------------

            Net cash used in financing activities                                           -               (27,473)
                                                                         ---------------------     ----------------

Net increase (decrease) in cash                                                      (123,308)                6,459

Cash, beginning of period                                                             209,252                38,742
                                                                         ---------------------     ----------------

Cash, end of period                                                      $             85,944     $          45,201
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                             $                  -     $               -
                                                                         =====================     ================

                                             See accompanying notes to financial statements
                                                                 6

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the placeUnited States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the placeUnited States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)


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

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

During the quarter ended December 31, 2008, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnerships reserves to pay the costs incurred related to both dispositions and any other operating expenses of the Partnership.

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

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board I("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2008 all the investment balances had reached zero.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in seven and nine Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 272 and 349 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited
Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2008                       2007
                                                                ---------------------       --------------------
               Revenues                                         $          1,617,000        $         1,823,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                            224,000                    245,000
                 Depreciation and amortization                               439,000                    513,000
                 Operating expenses                                        1,181,000                  1,293,000
                                                                ---------------------       --------------------
                     Total expenses                                        1,844,000                  2,051,000
                                                                ---------------------       --------------------

               Net operating loss                                           (227,000)                  (228,000)
                                                                ---------------------       --------------------

               Net loss                                         $           (182,000)       $          (228,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership            $           (180,000)       $          (226,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership             $                  -        $                 -
                                                                =====================       ====================

                WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2008
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $68,949 and $81,435 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $77,350 and $0 of those fees during the nine months ended December 31, 2008 and 2007, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $97,658 and $0 during the nine months ended December 31, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partners and/or its affiliates consist of the following at:

                                                                     December 31, 2008           March 31, 2008
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                             $              79,153        $        155,963
       Accrual asset management fee                                            1,823,312               1,831,713
                                                                   ----------------------       -----------------

       Total                                                       $           1,902,465        $      1,987,676
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2008 consisted of $ 86,000 in cash. Liabilities at December 31, 2008 consisted of $ 1,902,000 accrued asset management fees and amounts due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007. The Partnership's net income for the three months ended December 31, 2008 was $18,000, reflecting a change of approximately $70,000 from the $(52,000) net loss for the three months ended December 31, 2007. The change was primarily due to a $45,000 gain on sale of two Local Limited Partnerships for the three months ended December 31, 2008 compared to no gain on sale for the three months ended December 31, 2007. The Partnership sold its Limited Partnership interests in two Local Limited Partnerships during the three months ended December 31, 2008. There was also a $22,000 decrease in legal and accounting fees for the three months ended December 31, 2008 due to the timing of the accounting work being performed. The asset management fees decreased by $3,000. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease therefore decreasing the asset management fees annually. The other operating expenses increased by approximately $(2,000). There was also a $2,000 increase in distribution income. Distribution and reporting fee income fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007. The Partnership's net loss for the nine months ended December 31, 2008 was $(38,000), reflecting a change of approximately $69,000 from the $(107,000) net loss experienced for the nine months ended December 31, 2007. The change was primarily due to a $45,000 gain on sale of Local Limited Partnerships for the nine months ended December 31, 2008 compared to no gain on sales for the nine months ended December 31, 2007. The Partnership sold its Limited Partnership interests in two Local Limited Partnerships during the nine months ended December 31, 2008. There was also a $2,000 increase in distribution income which was offset by a $(2,000) decrease in reporting fees . Distribution and reporting

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

fee  income  fluctuate  from  year to year due to the fact  that  Local  Limited
Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $19,000 decrease in legal and accounting fees for the nine months ended December 31, 2008 due to the timing of the accounting work being performed. The asset management fees decreased by $13,000. These fees are calculated on the Invested Assets. As Local Limited Partnerships are sold the Invested Assets decrease therefore decreasing the asset management fees annually. The other operating expenses increased by $(8,000) largely due to appraisal expenses related to potential dispositions.

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007. Net decrease in cash during the nine months ended December 31, 2008 was $(123,000) compared to a net increase in cash for the nine months ended December 31, 2006 of $6,000. The change of $(129,000) was primarily due to the fact that during the nine months ended December 31, 2008 the Partnership paid $(77,000) of accrued asset management fees to the General Partners or its affiliates along with $(98,000) paid to the General Partners for reimbursements of expenses paid by the General Partner on behalf of the Partnership. During the nine months ended December 31, 2007 there were no accrued asset management fees or reimbursements paid to the General Partners or its affiliates. During the nine months ended December 31, 2008 the Partnership received $45,000 in proceeds from the sale of the limited partnership interests in two Local Limited Partnerships compared to $25,000 received for the nine months ended December 31, 2007. During the nine months ended December 31, 2008 the Partnership made no distributions to the General Partners or Limited Partners compared to $(27,000) paid in distributions during the nine months ended December 31, 2007. During the nine months ended December 31, 2007 the Partnership collected $3,000 that was due from a Local Limited Partnership which was offset by a $(1,000) payment on the accounts payable that was paid during the same nine months. There were no receivables or payables collected and/or paid during the nine months ended December 31, 2008.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by $85,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through July 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Item 4T.  Controls and Procedures

a)      Disclosure controls and procedures
         -----------------------------------

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.
                                       15

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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