Form 10-K
period 2009-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-08-13
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Small reporting company [ ]

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

The Partnership originally invested in eleven Local Limited Partnerships, four of which have been sold or otherwise disposed of as of March 31, 2009. Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Federal Low Income Housing Credit and eight of them were eligible for the California Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

As of March 31, 2008 the Partnership had sold the Housing Complexes of BCA Associates and Woodlake Manor. Both Local Limited Partnerships had completed their 15-year compliance periods.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnership's reserves to pay the costs incurred related to the dispositions and any other operating expenses of the Partnership.

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

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $7,000, $94,000 and $112,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $71,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the seven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

                                                                     ---------------------------------------------------------------
                                                                         AS OF MARCH 31, 2009            AS OF DECEMBER 31, 2008
                                                                     ---------------------------------------------------------------
                                                                      PARTNERSHIP'S
                                                                         TOTAL                             ESTIMATED
                                                                       INVESTMENT                          AGGREGATE     MORTGAGE
                                                                        IN LOCAL     AMOUNT OF    NUMBER   LOW INCOME   BALANCES OF
  LOCAL LIMITED                              GENERAL PARTNER             LIMITED     INVESTMENT    OF     HOUSING TAX  LOCAL LIMITED
PARTNERSHIP NAME        LOCATION                 NAME                 PARTNERSHIPS  PAID TO DATE  UNITS   CREDITS (1)   PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista           Orosi,               Philip R. Hammond, Jr.
Investors            California           and Diane M. Hammond        $   583,000  $   583,000        42  $ 1,274,000  $  1,384,000

                                          David J. Michael, Patrick
                                          R. Sabelhaus and
Cloverdale Garden    Cloverdale,          Professional Apartment
Apartments           California           Management                      617,000      617,000        34    1,387,000     1,585,000

                                          David J. Michael and
East Garden          Jamestown,           Professional Apartment
Apartments           California           Management                      770,000      770,000        51    1,772,000     2,085,000

HPA Investors        Shafter, California  Douglas W. Young                538,000      538,000        42    1,223,000     1,462,000


Knights Landing      Knights Landing,     Douglas W. Young and Diane
Harbor               California           L. Young                        275,000      275,000        25      446,000       947,000


Midland Manor                             Philip R. Hammond, Jr.
Associates           Mendota, California  and Diane M. Hammond            383,000      383,000        40      668,000     1,382,000


San Jacinto          San Jacinto,         Richard Parasol and Richard
Associates           California           A. Gullota                      469,000      469,000        38      830,000     1,723,000
                                                                      -----------  -----------  --------  -----------  ------------

                                                                      $ 3,635,000  $ 3,635,000       272  $ 7,600,000  $ 10,568,000
                                                                      ===========  ===========  ========  ===========  ============

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

                                   ---------------------------------------------
                                       FOR THE YEAR ENDED DECEMBER 31, 2008
                                   ---------------------------------------------
                                                                   LOW INCOME
                                                                  HOUSING TAX
                                                                    CREDITS
      LOCAL LIMITED                  RENTAL         NET INCOME     ALLOCATED
    PARTNERSHIP NAME                 INCOME           (LOSS)     TO PARTNERSHIP
--------------------------------------------------------------------------------

Alta Vista Investors               $  232,000       $  (72,000)              99%

Cloverdale Garden Apartments          263,000          (11,000)              99%

East Garden Apartments                313,000          (56,000)              99%

HPA Investors                         243,000               --               99%

Knights Landing Harbor                174,000            1,000               99%

Midland Manor Associates              205,000          (42,000)              99%

San Jacinto Associates                287,000          (32,000)              99%
                                   ----------       ----------

           Total                   $1,717,000       $ (212,000)
                                   ==========       ==========

WNC CALIFORNIA HOUSING TAX CREDITS FUND , L.P.
MARCH 31, 2009

                                                                                         -------------------------------------------
                                                                                                        OCCUPANCY RATES
                                                                                         -------------------------------------------
                                                                                                       AS OF DECEMBER 31,
                                                                                         -------------------------------------------

    LOCAL LIMITED
   PARTNERSHIP NAME          LOCATION                        GENERAL PARTNER NAME          2008    2007     2006      2005     2004
------------------------------------------------------------------------------------------------------------------------------------

Alta Vista Investors   Orosi, California     Philip R. Hammond, Jr. and Diane M. Hammond    93%     93%     100%      100%      98%

BCA Associates         Anderson, California  Douglas W. Young                               N/A     N/A     100%      100%      98%

Cloverdale Garden      Cloverdale,           David J. Michael, Patrick R. Sabelhaus and
Apartments             California            Professional Apartment Management             100%    100%      97%      100%     100%

Countryway
Associates             Mendota, California   Philip R. Hammond, Jr. and Diane M. Hammond    N/A     85%      88%       66%      98%

East Garden            Jamestown,            David J. Michael and Professional Apartment
Apartments             California            Management                                    100%    100%      98%      100%      98%

HPA Investors          Shafter, California   Douglas W. Young                               81%     90%      90%       95%      95%


Knights Landing        Knights Landing,
Harbor                 California            Douglas W. Young and Diane L. Young           100%     96%     100%      100%      92%

Midland Manor
Associates             Mendota, California   Philip R. Hammond, Jr. and Diane M. Hammond    88%     88%      88%       95%      98%

San Jacinto            San Jacinto,
Associates             California            Richard Parasol and Richard A. Gullota         95%     97%      97%       95%     100%



WNC CALIFORNIA HOUSING TAX CREDITS FUND, L.P.
MARCH 31, 2009
                                                                                         -------------------------------------------
                                                                                                       OCCUPANCY RATES
                                                                                         -------------------------------------------
                                                                                                      AS OF DECEMBER 31,
                                                                                         -------------------------------------------

    LOCAL LIMITED
   PARTNERSHIP NAME          LOCATION                    GENERAL PARTNER NAME              2008    2007     2006      2005     2004
------------------------------------------------------------------------------------------------------------------------------------

                       Woodlake,             Thomas G. Larson, William H. Larson and
Woodlake Manor         California            Raymond L. Tetzlaff                            N/A     98%      93%      93%      100%


Yreka Investment       Yreka, California     Ronald D. Bettencourt                          N/A     97%      94%      97%      100%
Group                                                                                      ----    ----     ----     ----      ----

                                                                                            94%     94%      96%      95%       98%
                                                                                           ====    ====     ====     ====      ====

N/A - Local Limited Partnership was sold prior to the respective year end.

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

(b) At March 31, 2009, there were 648 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2009, 2008 and 2007, the Partnership made cash distributions to the Limited Partners of $0, $370,260 and $274,547 which equated to $0, $49.70 and $36.85 per Partnership Unit, respectively.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)  The Partnership does not issue common stock

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                      FOR THE YEARS ENDING MARCH 31,
                                  -----------------------------------------------------------------------

                                     2009            2008          2007           2006            2005
                                  -----------    -----------    -----------    -----------    -----------

ASSETS
Cash                              $    49,488    $   209,252    $    38,742    $    26,987    $    19,125
Investments in Local Limited
  Partnerships, net                        --             --             --             --             --
Due from the General Partner or
  an affiliate                             --             --          2,773             --             --
Due from Local Limited
  Partnership                              --             --         24,700             --             --
                                  -----------    -----------    -----------    -----------    -----------

       Total Assets               $    49,488    $   209,252    $    66,215    $    26,987    $    19,125
                                  ===========    ===========    ===========    ===========    ===========

LIABILITIES
Accrued fees and expenses due
  to General Partner and
  affiliates                      $ 1,895,560    $ 1,987,676    $ 1,858,649    $ 1,709,640    $ 1,568,394
Accounts payable                           --             --          1,000             --             --
                                  -----------    -----------    -----------    -----------    -----------
      Total Liabilities             1,895,560      1,987,676      1,859,649      1,709,640      1,568,394

PARTNERS' DEFICIT                  (1,846,072)    (1,778,424)    (1,793,434)    (1,682,653)    (1,549,269)
                                  -----------    -----------    -----------    -----------    -----------
      Total Liabilities and
      Partners' Deficit           $    49,488    $   209,252    $    66,215    $    26,987    $    19,125
                                  ===========    ===========    ===========    ===========    ===========



Selected results of operations, cash flows and other information for the Partnership are as follows:

                                              FOR THE YEARS ENDED MARCH 31,
                              -------------------------------------------------------------

                                 2009        2008         2007          2006        2005
                              ---------    ---------    ---------    ---------    ---------
Loss  from operations         $(112,965)   $(124,134)   $(138,411)   $(133,498)   $(123,870)
Gain on sale of Local
Limited Partnerships             45,000      512,673      302,020           --           --
Interest income                     317          100          157          114           29
                              ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)             $ (67,648)   $ 388,639    $ 163,766    $(133,384)   $(123,841)
                              =========    =========    =========    =========    =========

NET INCOME (LOSS)
ALLOCATED TO:

   General Partners           $    (676)   $   3,886    $   1,638    $  (1,334)   $  (1,238)
                              =========    =========    =========    =========    =========
   Limited Partners           $ (66,972)   $ 384,753    $ 162,128    $(132,050)   $(122,603)
                              =========    =========    =========    =========    =========
NET INCOME (LOSS) PER
  PARTNERSHIP UNIT            $   (8.99)   $   51.64    $   21.76    $  (17.72)   $  (16.46)
                              =========    =========    =========    =========    =========
OUTSTANDING WEIGHTED
  PARTNERSHIP UNITS               7,450        7,450        7,450        7,450        7,450
                              =========    =========    =========    =========    =========


                                          FOR THE YEARS ENDED MARCH 31,
                            ------------------------------------------------------------

                              2009         2008         2007         2006        2005
                            ---------    ---------    ---------    ---------   ---------

NET CASH PROVIDED BY
 (USED IN):
   Operating activities     $(204,764)   $  31,466    $   8,982    $   7,862   $  11,916
   Investing activities        45,000      512,673      277,320           --          --
   Financing activities            --     (373,629)    (274,547)          --          --
                            ---------    ---------    ---------    ---------   ---------
NET CHANGE IN CASH           (159,764)     170,510       11,755        7,862      11,916

CASH, BEGINNING OF PERIOD     209,252       38,742       26,987       19,125       7,209
                            ---------    ---------    ---------    ---------   ---------

CASH, END OF PERIOD         $  49,488    $ 209,252    $  38,742    $  26,987   $  19,125
                            =========    =========    =========    =========   =========

Low Income Housing Credits per Partnership Unit were as follows for the years ended December 31:

                              2008         2007         2006        2005         2004
                            ---------    ---------    ---------    ---------   ---------
Federal                     $      --    $      --    $      --    $      --           1

State                              --           --           --           --          --
                            ---------    ---------    ---------    ---------   ---------

Total                       $      --    $      --    $      --    $      --   $       1
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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which the Partnership measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In 2009, the FASB issued FASB Staff Position 157-2 ("FAS FSP 157-2"), Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership does not anticipate either of these pronouncements will have a material impact on the Partnership's financial statements.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2009 consisted of $49,000 in cash. Liabilities at March 31, 2009 consisted of $1,839,000 of accrued asset management fees and $57,000 in advances payable due to the General Partner and affiliates. (See "Future Contractual Cash Obligations" below).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The Partnership's net loss for the year ended March 31, 2009 was $(68,000), reflecting a change of $(457,000) from the net income of $389,000 experienced for the year ended March 31, 2007. The change is primarily due to a decrease of $(468,000) in the gain on sale of Local Limited Partnerships. For the year ended March 31, 2008 there was a $513,000 gain on disposal from the sale of one Housing Complex, compared to a $45,000 gain on the sale of two Local Limited Partnerships for the year ended March 31, 2009. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2009 there was a $9,000 decrease in asset management fees from the expense recorded for the year ended March 31, 2008. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of Limited Partnership interests in two additional Local Limited Partnerships during the current year. Legal and accounting expenses decreased by $12,000, due to the timing of the accounting work being performed. For the year ended March 31, 2009 the Partnership incurred $(11,000) in appraisal expenses compared to none in the prior year. These costs were incurred related to the sale of the two Local Limited Partnerships sold in the current year. Appraisal costs related to the prior year sale were paid through the closing of the escrow therefore no expense was recorded by the Partnership. Lastly, the distribution income increased by $1,000. Distribution income is expected to vary as payments are only made when the Local Limited Partnership has available cash flows.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007 The Partnership's net income for the year ended March 31, 2008 was $389,000, reflecting an increase of $225,000 from the net income of $164,000 experienced for the year ended March 31, 2007. The increase in net income is primarily due to an increase of $211,000 in the gain on sale of a Local Limited Partnership. For the year ended March 31, 2008 there was a $513,000 gain on disposal from the sale of one Housing Complex, compared to a $302,000 gain on the sale of one Housing Complex for the year ended March 31, 2007. The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. For the year ended March 31, 2008 there was also a $16,000 decrease in asset management fees. This decrease is due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of BCA Associates in the prior year and Woodlake Manor in the current year. Legal and accounting expenses decreased by $3,000 and reporting fees increased by $4,000. Additionally, there was a $(9,000) decrease in distribution income.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2009 COMPARED TO YEAR ENDED MARCH 31, 2008 The net decrease in cash during the year ended March 31, 2009 was $(160,000) compared to the net increase in cash for the year ended March 31, 2008 of $171,000. The decrease in net change in cash of $(331,000) is largely due to the decrease in proceeds from the sale of Local Limited Partnerships of $(468,000), which, as explained above, can vary depending on the value of the Local Limited Partnership being sold. The decrease in proceeds received was partially offset by a $374,000 decrease in distributions to Limited Partners and General Partners. During the year ended March 31, 2009 the Partnership paid the General Partner or an affiliate $(80,000) in accrued asset management fees compared to $(3,000) paid during the year ended March 31, 2008, a net decease in cash of $(77,000). During the year ended March 31, 2009 the Partnership also paid $(130,000) to the General Partner or an affiliate for reimbursements of operating expenses that were paid on behalf of the Partnership compared to no reimbursements being paid during the year ended March 31, 2008. The Partnership received $25,000 from a Local Limited Partnership during the year ended March 31, 2008, which was the remaining cash proceeds from a disposition from a prior period, along with $2,000 from an affiliate, which made up $(27,000) of the cash decrease.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by approximately $92,000 for the year ended March 31, 2009 and increased by approximately $129,000 and $149,000 for the years ended March 31, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2009:

                               2010         2011         2012         2013        2014       THEREAFTER     TOTAL
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Asset management fees (1)   $1,910,087   $   71,420   $   71,420   $   71,420   $   71,420   $1,642,660   $3,838,427
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
   obligations              $1,910,087   $   71,420   $   71,420   $   71,420   $   71,420   $1,642,660   $3,838,427
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========



(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

NOT APPLICABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC California Housing Tax Credits, L.P.

     We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners' deficit and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Bethesda, Maryland
August 11, 2009

                            WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                         BALANCE SHEETS


                                                                           MARCH 31,
                                                                 --------------------------

                                                                    2009           2008
                                                                 -----------    -----------

ASSETS

Cash                                                             $    49,488    $   209,252
Investments in Local Limited Partnerships, net (Notes 2 and 3)            --             --
                                                                 -----------    -----------

    Total Assets                                                 $    49,488    $   209,252
                                                                 ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Accrued fees and expenses due to General Partner and
     affiliates (Note 3)                                         $ 1,895,560    $ 1,987,676
                                                                 -----------    -----------

Partners' Deficit:
    General Partners                                                 (80,189)       (79,513)
    Limited Partners (10,000 Partnership Units authorized;
     7,450 Partnership Units issued and outstanding)              (1,765,883)    (1,698,911)
                                                                 -----------    -----------

      Total Partners' Deficit                                     (1,846,072)    (1,778,424)
                                                                 -----------    -----------

             Total Liabilities and Partners' Deficit             $    49,488    $   209,252
                                                                 ===========    ===========


                         See accompanying notes to financial statements


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                FOR THE YEARS ENDED MARCH 31,
                                             -----------------------------------

                                               2009         2008          2007
                                             ---------    ---------    ---------

Distribution income                          $   7,426    $   6,393    $   8,832
Reporting fees                                      --           --        2,766
                                             ---------    ---------    ---------

Total income                                     7,426        6,393       11,598
                                             ---------    ---------    ---------

Operating expenses:
   Asset management fees (Note 3)               86,804       96,261      111,856
   Legal and accounting                         19,221       31,188       34,305
   Appraisal expenses                           11,250           --           --
   Other                                         3,116        3,078        3,848
                                             ---------    ---------    ---------

    Total operating expenses                   120,391      130,527      150,009
                                             ---------    ---------    ---------

Loss from operations                          (112,965)    (124,134)    (138,411)

Gain on sale of Local Limited Partnerships      45,000      512,673      302,020

Interest income                                    317          100          157
                                             ---------    ---------    ---------

Net income (loss)                            $ (67,648)   $ 388,639    $ 163,766
                                             =========    =========    =========

Net income (loss) allocated to:
   General Partners                          $    (676)   $   3,886    $   1,638
                                             =========    =========    =========

   Limited Partners                          $ (66,972)   $ 384,753    $ 162,128
                                             =========    =========    =========

Net income (loss) per Partnership Unit       $   (8.99)   $   51.64    $   21.76
                                             =========    =========    =========

Outstanding weighted Partnership Units           7,450        7,450        7,450
                                             =========    =========    =========

                 See accompanying notes to financial statements


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' DEFICIT

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007


                                        GENERAL        LIMITED
                                       PARTNERS       PARTNERS         TOTAL
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2006   $   (81,668)   $(1,600,985)   $(1,682,653)

Net income                                  1,638        162,128        163,766

Distributions                                  --       (274,547)      (274,547)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2007       (80,030)    (1,713,404)    (1,793,434)

Net income                                  3,886        384,753        388,639

Distributions                              (3,369)      (370,260)      (373,629)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2008       (79,513)    (1,698,911)    (1,778,424)

Net loss                                     (676)       (66,972)       (67,648)
                                      -----------    -----------    -----------

Partners' deficit at March 31, 2009   $   (80,189)   $(1,765,883)   $(1,846,072)
                                      ===========    ===========    ===========

                 See accompanying notes to financial statements


                            WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED MARCH 31,
                                                         -----------------------------------

                                                           2009         2008         2007
                                                         ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                      $ (67,648)   $ 388,639    $(163,766)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Change in due from an affiliate                           --        2,773       (2,773)
      Change in due from Local Limited Partnership              --       24,700           --
      Change in accrued fees and expenses due to
        General Partner and affiliates                     (92,116)     129,027      149,009
      Change in accounts payable                                --       (1,000)       1,000
      Gain on sale of Local Limited
        Partnerships                                       (45,000)    (512,673)    (302,020)
                                                         ---------    ---------    ---------

Net cash provided by (used in) operating activities       (204,764)      31,466        8,982
                                                         ---------    ---------    ---------

Cash flows provided by investing activities:
  Proceeds from sale of Local Limited
    Partnerships                                            45,000      512,673      277,320
                                                         ---------    ---------    ---------

             Net cash provided by investing activities      45,000      512,673      277,320
                                                         ---------    ---------    ---------

Cash flows used in financing activities:
  Distributions to Limited Partners                             --     (370,260)    (274,547)
  Distributions to General Partners                             --       (3,369)          --
                                                         ---------    ---------    ---------

             Net cash used in financing activities              --     (373,629)    (274,547)
                                                         ---------    ---------    ---------

Net increase (decrease) in cash                           (159,764)     170,510       11,755

Cash, beginning of period                                  209,252       38,742       26,987
                                                         ---------    ---------    ---------

Cash, end of period                                      $  49,488    $ 209,252    $  38,742
                                                         =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Taxes paid                                           $     800    $     800    $     800
                                                         =========    =========    =========

                 See accompanying notes to financial statements

                                       30

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007


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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

As of March 31, 2008 the Partnership had sold the Housing Complexes of BCA Associates and Woodlake Manor. Both Local Limited Partnerships had completed their 15-year compliance periods.

During the year ended March 31, 2009, the Partnership sold its Limited Partnership interests in Yreka Investment Group ("Yreka") and Countryway Associates ("Countryway"). Yreka was appraised with a value of $1,000,000 and the outstanding mortgage debt was $1,429,804 and Countryway was appraised with a value of $870,000 and had an outstanding mortgage balance of $1,423,244. Yreka had been experiencing negative cash flow for several years and very few units had rental assistance therefore it was determined that there was little to no chance of redevelopment and it was to the best interest of the Partnership to sell its Limited Partnership interest. Countryway had an Option Agreement with the Local General Partner, which stated that the purchase price would be based on an appraisal subject to rent restrictions. Although, the appraisal was less than debt the Local General Partner agreed to pay the Partnership $20,000 to cover all transfer costs, including legal expenses and the appraisal costs. Both interests were sold in December 2008. The Partnership received $25,000 and $20,000, respectively, for its Limited Partnership interests in these two Local Limited Partnerships. The total of $45,000 is being kept in the Partnership's reserves to pay the costs incurred related to the dispositions and any other operating expenses of the Partnership

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board ("FASB") Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income

Use of Estimates
----------------

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

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

In June 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

In November 2008 the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments. This Issue shall be effective in fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. This Issue shall be applied prospectively. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. The transition disclosures in paragraphs 17 and 18 of Statement 154 shall be provided, if applicable. The Partnership does not expect this pronouncement to have a material impact on the Partnership's financial statements.

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The FSP is effective for the Partnership as of June 30, 2009 and will not impact the Partnership's financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Partnership's financial condition or results of operations.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 7 and 9 Local Limited Partnerships, respectively. As of March 31, 2009 and 2008, these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 272 and 349 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008, are approximately $1,076,000 and $1,817,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership's investment account.

At March 31, 2009 and 2008, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership's estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $210,000, $342,000 and $311,000, respectively, have not been recognized. As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $1,345,000.

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                       2008             2007
                                                    ------------    ------------

ASSETS

BUILDINGS AND IMPROVEMENTS (NET OF ACCUMULATED`
   DEPRECIATION FOR 2008 AND 2007 OF $7,385,000
   AND $10,402,000, RESPECTIVELY)                   $  7,342,000   $ 10,304,000
LAND                                                     943,000      1,335,000
OTHER ASSETS                                           1,753,000      2,198,000
                                                    ------------   ------------

     TOTAL ASSETS                                   $ 10,038,000   $ 13,837,000
                                                    ============   ============

LIABILITIES

MORTGAGE LOANS PAYABLE                              $ 10,568,000   $ 14,888,000
DUE TO RELATED PARTIES                                   282,000        374,000
OTHER LIABILITIES                                        153,000        233,000
                                                    ------------   ------------

     TOTAL LIABILITIES                                11,003,000     15,495,000
                                                    ------------   ------------

PARTNERS' EQUITY (DEFICIT)

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.              (1,076,000)    (1,817,000)
OTHER PARTNERS                                           111,000        159,000
                                                    ------------   ------------

     TOTAL PARTNERS' EQUITY (DEFICIT)                   (965,000)    (1,658,000)
                                                    ------------   ------------

         TOTAL LIABILITIES AND PARTNERS' DEFICIT    $ 10,038,000   $ 13,837,000
                                                    ============    ============

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                     2008           2007           2006
                                                  -----------    -----------    -----------

REVENUES                                          $ 1,772,000    $ 2,441,000    $ 2,600,000
                                                  -----------    -----------    -----------

EXPENSES:
  OPERATING EXPENSES                                1,274,000      1,800,000      1,833,000
  INTEREST EXPENSE                                    227,000        328,000        355,000
  DEPRECIATION AND AMORTIZATION                       483,000        658,000        744,000
                                                  -----------    -----------    -----------

    TOTAL EXPENSES                                  1,984,000      2,786,000      2,932,000
                                                  -----------    -----------    -----------

    NET OPERATING  LOSS                           $  (212,000)      (345,000)      (332,000)
                                                                 -----------    -----------

GAIN ON SALE OF  LOCAL LIMITED PARTNERSHIP                 --             --        559,000
                                                  -----------    -----------    -----------

NET INCOME (LOSS) ALLOCABLE TO THE PARTNERSHIP    $  (210,000)   $  (342,000)   $   227,000
                                                  ===========    ===========    ===========

NET INCOME RECORDED BY THE PARTNERSHIP            $        --    $        --    $   302,000
                                                  ===========    ===========    ===========

Please note that the financial information for December 31, 2008 does not include financial information for Countryway Associates, Woodlake Manor and Yreka Investment Group. The partnership sold its interest in these three Local Limited Partnerships as of year ended December 31, 2008, but the financial information for the years ended December 31, 2007 and 2006 does include financial information for those three Local Limited Partnerships.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnership interests and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $86,804, $96,261 and $111,856 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively of which $79,850, $2,500 and $0 was paid during the years ended March 31, 2009, 2008 and 2007, respectively.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $130,158, $0, and $0 during the years ended March 31, 2009, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                               MARCH 31,
                                                        ------------------------

                                                          2009           2008
                                                        ----------    ----------

Expenses paid by the General Partners
   or an affiliate on behalf of the Partnership         $   56,893    $  155,963

Asset management fee payable                             1,838,667     1,831,713
                                                        ----------    ----------

Total                                                   $1,895,560    $1,987,676
                                                        ==========    ==========

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

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                     JUNE 30   SEPTEMBER 30  DECEMBER 31   MARCH 31
                                    ---------    ---------    ---------    ---------
               2009
               ----
Income                              $   1,000    $   4,000    $   1,000    $   1,000

Operating expenses                    (31,000)     (30,000)     (28,000)     (31,000)

Loss from operations                  (30,000)     (26,000)     (27,000)     (30,000)

Gain on sale of Local
   Limited Partnerships                    --           --       45,000           --

Net income (loss)                     (30,000)     (26,000)      18,000      (30,000)

Net income (loss) available to
   Limited Partners                   (30,000)     (26,000)      18,000      (29,000)

Net income (loss) per Partnership
   Unit                                    (4)          (3)           2           (4)


                                     JUNE 30   SEPTEMBER 30  DECEMBER 31   MARCH 31
                                    ---------    ---------    ---------    ---------
               2008
               ----
Income                              $   3,000    $   3,000    $      --    $      --

Operating expenses                    (29,000)     (33,000)     (52,000)     (17,000)


Loss from operations                  (26,000)     (30,000)     (52,000)     (17,000)

Gain on sale of Local
   Limited Partnerships                    --           --           --      513,000

Net income (loss)                     (26,000)     (30,000)     (52,000)     496,000

Net income (loss) available to
   Limited Partners                   (25,000)     (30,000)     (51,000)     491,000

Net income (loss) per Partnership
   Unit                                    (3)          (4)          (7)          66



                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------


                                     JUNE 30   SEPTEMBER 30  DECEMBER 31   MARCH 31
                                    ---------    ---------    ---------    ---------
               2007
               ----
Income                              $   5,000    $   5,000    $   2,000    $      --

Operating expenses                    (32,000)     (58,000)     (29,000)     (31,000)

Loss from operations                  (27,000)     (53,000)     (27,000)     (31,000)

Gain on sale of one
   Local Limited Partnership               --           --      302,000           --

Net income (loss)                     (27,000)     (53,000)     275,000      (31,000)

Net income (loss) available to
   Limited Partners                   (27,000)     (52,000)     272,000      (31,000)

Net income (loss) per Partnership
   Unit                                    (4)          (7)          37           (4)

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

(b)      Management's annual report on internal control over financial reporting
         -----------------------------------------------------------------------

         The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

         Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership's most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under "Disclosure controls and procedures", the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

(c)      Changes in internal controls
         ----------------------------

         There were no changes in the Partnership's internal control over financial reporting that occurred during the year ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Thomas J. Riha, age 54, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty

Advisor, a real estate acquisition and Management Company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Melanie R. Wenk, CPA, age 41, is Vice President-Portfolio Management of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds. Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

     For services rendered by the Managing General Partner or an Affiliate of the Managing General Partner in connection with the administration of the affairs of the Partnership, the Managing General Partner or any such Affiliate may receive an annual Asset Management Fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The Asset Management Fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid Asset Management Fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the Managing General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of approximately $87,000, $96,000 and $112,000 were incurred during the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership paid the General Partners and or their affiliates $80,000, $3,000 and $0 of those fees during the each of the years ended March 31, 2009, 2008 and 2007, respectively.

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

     The unpaid operating expenses reimbursable to the General Partner or its affiliates were $56,893, $155,963 and $120,697 for the year ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $130,158, $0 and $0 during the years ended March 31, 2009, 2008 and 2007, respectively.

(c)  Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated which approximated $0 for Associates and $0 for the General Partner in the aggregate for the tax years (calendar years) ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds. The distributions of cash to the General Partners during the years ended March 31, 2009, 2008 and 2007 were $0, $3,369 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                                       2009                2008
                                                      -------            -------

Audit Fees                                            $    --            $21,625
Audit-related Fees                                         --                 --
Tax Fees                                                2,890              2,755
All Other Fees                                             --                 --
                                                      -------            -------
TOTAL                                                 $ 2,890            $24,380
                                                      =======            =======


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are pre-approved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------

         Balance Sheets, March 31, 2009 and 2008
         Statements of Operations for the years ended March 31, 2009, 2008 and 2007 Statements of Partners' Deficit for the years ended March 31, 2009, 2008 and 2007 Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007 Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                                             ---------------------------------------------------------------------------------------
                                                    AS OF MARCH 31, 2009                              AS OF DECEMBER 31, 2008
                                             ---------------------------------------------------------------------------------------
                                             PARTNERSHIP'S
                                                 TOTAL     AMOUNT      MORTGAGE
                                              INVESTMENT     OF        BALANCES
                                               IN LOCAL   INVESTMENT   OF LOCAL                 BUILDINGS
    LOCAL LIMITED                               LIMITED      PAID       LIMITED                     &       ACCUMULATED    NET BOOK
  PARTNERSHIP NAME            LOCATION       PARTNERSHIPS  TO DATE    PARTNERSHIP     LAND      EQUIPMENT   DEPRECIATION     VALUE
------------------------  -----------------  ------------ ----------  ----------- -----------  -----------  ------------  ----------

Alta Vista Investors      Orosi,
                          California         $    583,000 $  583,000  $ 1,384,000 $    40,000  $ 2,358,000  $  1,529,000    $869,000

Cloverdale Garden         Cloverdale,
Apartments                California              617,000    617,000    1,585,000     182,000    2,059,000       952,000   1,289,000

East Garden Apartments    Jamestown,
                          California              770,000    770,000    2,085,000     225,000    2,672,000     1,270,000   1,627,000

HPA Investors             Shafter,
                          California              538,000    538,000    1,462,000      93,000    2,123,000       989,000   1,227,000

Knights Landing Harbor    Knights
                          Landing,
                          California              275,000    275,000      947,000     100,000    1,281,000       611,000     770,000

Midland Manor             Mendota,
Associates                California              383,000    383,000    1,382,000      80,000    2,092,000     1,232,000     940,000

San Jacinto               San Jacinto,
Associates                California              469,000    469,000    1,723,000     223,000    2,142,000       802,000   1,563,000
                                             ------------ ----------  ----------- -----------  -----------  ------------  ----------

                                             $  3,635,000 $3,635,000  $10,568,000 $   943,000  $14,727,000  $  7,385,000  $8,285,000
                                             ============ ==========  =========== ===========  ===========  ============  ==========



WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2009

                               ----------------------------------------------------------------
                                              FOR THE YEAR ENDED DECEMBER 31, 2008
                               ----------------------------------------------------------------
                                                             YEAR                    ESTIMATED
       LOCAL LIMITED             RENTAL     NET INCOME    INVESTMENT                USEFUL LIFE
     PARTNERSHIP NAME            INCOME       (LOSS)       ACQUIRED     STATUS        (YEARS)
-----------------------------------------------------------------------------------------------

Alta Vista Investors           $  232,000   $  (72,000)      1989      Completed           27.5

Cloverdale Garden Apartments      263,000      (11,000)      1989      Completed             40

East Garden Apartments            313,000      (56,000)      1989      Completed             40

HPA Investors                     243,000           --       1989      Completed             40

Knights Landing Harbor            174,000        1,000       1989      Completed             40

Midland Manor Associates          205,000      (42,000)      1990      Completed           27.5

San Jacinto Associates            287,000      (32,000)      1990      Completed             50
                               ----------   ----------

                               $1,717,000   $ (212,000)
                               ==========   ==========


WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                                             ---------------------------------------------------------------------------------------
                                                    AS OF MARCH 31, 2008                           AS OF DECEMBER 31, 2007
                                             ---------------------------------------------------------------------------------------
                                             PARTNERSHIP'S
                                                 TOTAL     AMOUNT      MORTGAGE
                                              INVESTMENT     OF        BALANCES
                                               IN LOCAL   INVESTMENT   OF LOCAL                 BUILDINGS
    LOCAL LIMITED                               LIMITED      PAID       LIMITED                     &       ACCUMULATED    NET BOOK
  PARTNERSHIP NAME            LOCATION       PARTNERSHIPS  TO DATE    PARTNERSHIP     LAND      EQUIPMENT   DEPRECIATION     VALUE
------------------------  -----------------  ------------ ----------  ----------- -----------  -----------  ------------  ----------

Alta Vista Investors      Orosi,
                          California         $    583,000 $  583,000  $ 1,392,000 $    40,000  $ 2,319,000  $  1,419,000  $  940,000

Cloverdale Garden         Cloverdale,
Apartments                California              617,000    617,000    1,593,000     182,000    2,059,000       896,000   1,345,000

Countryway Associates     Mendota,
(2)                       California              571,000    571,000    1,430,000      90,000    2,200,000     1,421,000     869,000

East Garden Apartments    Jamestown,
                          California              770,000    770,000    2,096,000     225,000    2,656,000     1,198,000   1,683,000

HPA Investors             Shafter,
                          California              538,000    538,000    1,470,000      94,000    2,103,000       918,000   1,279,000

Knights Landing Harbor    Knights
                          Landing,
                          California              275,000    275,000      953,000     100,000    1,254,000       574,000     780,000



WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008
                                             ---------------------------------------------------------------------------------------
                                                    AS OF MARCH 31, 2008                           AS OF DECEMBER 31, 2007
                                             ---------------------------------------------------------------------------------------
                                             PARTNERSHIP'S
                                                 TOTAL     AMOUNT      MORTGAGE
                                              INVESTMENT     OF        BALANCES
                                               IN LOCAL   INVESTMENT   OF LOCAL                 BUILDINGS
    LOCAL LIMITED                               LIMITED      PAID       LIMITED                     &       ACCUMULATED   NET BOOK
  PARTNERSHIP NAME            LOCATION       PARTNERSHIPS  TO DATE    PARTNERSHIP     LAND      EQUIPMENT   DEPRECIATION    VALUE
------------------------  -----------------  ------------ ----------  ----------- -----------  -----------  ------------ -----------

Midland Manor             Mendota,                383,000    383,000    1,389,000      80,000    2,056,000     1,148,000     988,000
Associates                California


San Jacinto               San Jacinto,
Associates                California              469,000    469,000    1,733,000     223,000    2,142,000       757,000   1,608,000

                          Woodlake,
Woodlake Manor (1)        California                    -          -    1,409,000     144,000    2,030,000     1,324,000     850,000


Yreka Investment          Yreka,
Group (2)                 California              538,000    538,000    1,423,000     157,000    1,887,000       747,000   1,297,000
                                             ------------ ----------  ----------- -----------  -----------  ------------ -----------

                                             $  4,744,000 $4,744,000  $14,888,000 $ 1,335,000  $20,706,000  $ 10,402,000 $11,639,000
                                             ============ ==========  =========== ===========  ===========  ============ ===========

    (1)  The Partnership disposed of Woodlake Manor on February 13, 2008.

    (2)  Subsequent to year end March 31, 2008 the Partnership sold its Limited
         Partnership interest in this Local Limited Partnership.



WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2008

                               ----------------------------------------------------------------
                                              FOR THE YEAR ENDED DECEMBER 31, 2007
                               ----------------------------------------------------------------
                                                             YEAR                    ESTIMATED
       LOCAL LIMITED             RENTAL     NET INCOME    INVESTMENT                USEFUL LIFE
     PARTNERSHIP NAME            INCOME       (LOSS)       ACQUIRED     STATUS        (YEARS)
-----------------------------------------------------------------------------------------------

Alta Vista Investors           $  225,000   $  (56,000)      1989      Completed           27.5

Cloverdale Garden Apartments      244,000      (39,000)      1989      Completed             40

Countryway Associates             182,000     (112,000)      1989      Completed           27.5

East Garden Apartments            315,000      (26,000)      1989      Completed             40

HPA Investors                     212,000      (29,000)      1989      Completed             40

Knights Landing Harbor            169,000        5,000       1989      Completed             40

Midland Manor Associates          203,000      (46,000)      1990      Completed           27.5

San Jacinto Associates            280,000       (3,000)      1990      Completed             50

Woodlake Manor                    280,000      (42,000)      1989      Completed             30

Yreka Investment Group            255,000        3,000       1989      Completed             50
                               ----------   ----------
                               $2,305,000   $ (345,000)
                               ==========   ==========



WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                             ---------------------------------------------------------------------------------------
                                                    AS OF MARCH 31, 2007                           AS OF DECEMBER 31, 2006
                                             ---------------------------------------------------------------------------------------
                                             PARTNERSHIP'S
                                                 TOTAL     AMOUNT      MORTGAGE
                                              INVESTMENT     OF        BALANCES
                                               IN LOCAL   INVESTMENT   OF LOCAL                 BUILDINGS
    LOCAL LIMITED                               LIMITED      PAID       LIMITED                     &       ACCUMULATED   NET BOOK
  PARTNERSHIP NAME            LOCATION       PARTNERSHIPS  TO DATE    PARTNERSHIP     LAND      EQUIPMENT   DEPRECIATION    VALUE
------------------------  -----------------  ------------ ----------  ----------- -----------  -----------  ------------  ----------

Alta Vista Investors      Orosi,
                          California         $    583,000 $  583,000  $ 1,399,000 $    40,000  $ 2,276,000  $  1,306,000  $1,010,000

BCA Associates (1)        Anderson,
                          California                    -          -            -           -            -             -           -

Cloverdale Garden         Cloverdale,
Apartments                California              617,000    617,000    1,600,000     182,000    2,047,000       848,000   1,381,000

Countryway Associates     Mendota,
                          California              571,000    571,000    1,438,000      90,000    2,200,000     1,335,000     955,000

East Garden Apartments    Jamestown,
                          California              770,000    770,000    2,106,000     225,000    2,652,000     1,123,000   1,754,000

HPA Investors             Shafter,
                          California              538,000    538,000    1,477,000      94,000    2,164,000       948,000   1,310,000

Knights Landing Harbor    Knights
                          Landing,
                          California              275,000    275,000      977,000     100,000    1,297,000       583,000     814,000





WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                             ---------------------------------------------------------------------------------------
                                                    AS OF MARCH 31, 2007                           AS OF DECEMBER 31, 2006
                                             ---------------------------------------------------------------------------------------
                                             PARTNERSHIP'S
                                                 TOTAL     AMOUNT      MORTGAGE
                                              INVESTMENT     OF        BALANCES
                                               IN LOCAL   INVESTMENT   OF LOCAL                 BUILDINGS
    LOCAL LIMITED                               LIMITED      PAID       LIMITED                     &       ACCUMULATED   NET BOOK
  PARTNERSHIP NAME            LOCATION       PARTNERSHIPS  TO DATE    PARTNERSHIP     LAND      EQUIPMENT   DEPRECIATION    VALUE
------------------------  -----------------  ------------ ----------  ----------- -----------  -----------  ------------ -----------

Midland Manor             Mendota,
Associates                California              383,000    383,000    1,396,000      80,000    2,053,000     1,064,000   1,069,000

San Jacinto               San Jacinto,
Associates                California              469,000    469,000    1,742,000     223,000    2,143,000       713,000   1,653,000

Woodlake Manor (2)        Woodlake,
                          California              545,000    545,000    1,417,000     144,000    2,030,000     1,252,000     922,000

Yreka Investment          Yreka,
Group                     California              538,000    538,000    1,431,000     157,000    1,887,000       711,000   1,333,000
                                             ------------ ----------  ----------- -----------  -----------  ------------ -----------
                                             $  5,289,000 $5,289,000  $14,983,000 $ 1,335,000  $20,749,000  $  9,883,000 $12,201,000
                                             ============ ==========  =========== ===========  ===========  ============ ===========

    (1) The property was sold on September 30, 2006, as of March 31, 2007 the partnership had not yet been dissolved.

    (2) Property identified on July 13, 2007 for disposition and was disposed of on February 13, 2008.



WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                               ----------------------------------------------------------------
                                              FOR THE YEAR ENDED DECEMBER 31, 2006
                               ----------------------------------------------------------------
                                                             YEAR                    ESTIMATED
       LOCAL LIMITED             RENTAL     NET INCOME    INVESTMENT                USEFUL LIFE
     PARTNERSHIP NAME            INCOME       (LOSS)       ACQUIRED     STATUS        (YEARS)
-----------------------------------------------------------------------------------------------

Alta Vista Investors           $  228,000   $  (41,000)      1989      Completed           27.5

BCA Associates                    165,000      531,000*      1989      Completed             40

Cloverdale Garden Apartments      246,000      (44,000)      1989      Completed             40

Countryway Associates             161,000     (117,000)      1989      Completed           27.5

East Garden Apartments            305,000      (26,000)      1989      Completed             40

HPA Investors                     225,000      (31,000)      1989      Completed             40

Knights Landing Harbor            171,000       10,000       1989      Completed             40

Midland Manor Associates          205,000      (46,000)      1990      Completed           27.5

San Jacinto Associates            291,000        2,000       1990      Completed             50

Woodlake Manor                    282,000      (12,000)      1989      Completed             30

Yreka Investment Group            241,000        1,000       1989      Completed             50
                               ----------   ----------
                               $2,520,000   $  227,000
                               ==========   ==========

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

Date:  August 12, 2009

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

Date:  August 12, 2009




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  August 12, 2009




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  August 12, 2009




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  August 12, 2009