Form 10-Q
period 2009-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2009-11-09
CIK 845750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2009

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

Yes __X__No ____

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                              INDEX TO FORM 10 - Q

                For the Quarterly Period Ended September 30, 2009
                                        2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of September 30, 2009 and March 31, 2009....................................3

Statements of Operations
For the Three and Six Months Ended September 30, 2009 and 2008.................4

Statement of Partners' Deficit
For the Six Months Ended September 30, 2009....................................5

Statements of Cash Flows
For the Six Months Ended September 30, 2009 and 2008...........................6

Notes to Financial Statements..................................................7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................14

Item 3. Quantitative and Qualitative Disclosures about Market Risks...........15

Item 4T. Controls and Procedures..............................................15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........16

Item 3. Defaults Upon Senior Securities.......................................16

Item 4. Submission of Matters to a Vote of Security Holders...................16

Item 5. Other Information.....................................................16

Item 6. Exhibits .............................................................17

Signatures ...................................................................18

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                    September 30, 2009            March 31, 2009
                                                                  ------------------------      -------------------

ASSETS

Cash                                                               $               34,372        $           49,488
Investments in Local Limited Partnerships, net (Note 2)                                 -                         -
                                                                  ------------------------      -------------------

Total Assets                                                       $               34,372        $          49,488
                                                                  ========================      ===================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                         $            1,956,245        $        1,895,560
                                                                  ------------------------      -------------------
Partners' Deficit:
 General Partners                                                                 (80,947)                 (80,189)
 Limited Partners (10,000 Partnership Units authorized;
   7,450 Partnership Units issued and outstanding)                             (1,840,926)              (1,765,883)
                                                                  ------------------------      -------------------

   Total Partners' Deficit                                                     (1,921,873)              (1,846,072)
                                                                  ------------------------      -------------------

            Total Liabilities and Partners' Deficit                $               34,372        $           49,488
                                                                  ========================      ===================

                 See accompanying notes to financial statements

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (unaudited)

                                                          2009                                         2008
                                        -----------------------------------------     ----------------------------------------
                                          Three Months            Six Months             Three Months           Six Months
                                        ------------------     ------------------     --------------------   -----------------

 Reporting fees                         $               -                   1,050                       -                    -
 Distribution income                                    -                       -                   3,776                4,809
                                        ------------------     ------------------     --------------------   -----------------

Total operating income                                  -                   1,050                   3,776                4,809
                                        ------------------     ------------------     --------------------   -----------------

 Operating expenses:
  Asset management fees (Note 3)                   16,437                  34,292                  22,983               45,966
  Legal and accounting fees                        66,394                  77,679                   4,381                7,753
  Other                                             1,259                   4,888                   2,500                7,595
                                        ------------------     ------------------     --------------------   -----------------

    Total operating expenses                       84,090                 116,859                  29,864               61,314
                                        ------------------     ------------------     --------------------   -----------------

 Loss from operations                             (84,090)               (115,809)                (26,088)            (56,505)

Gain on sale of investment in
   Local Limited Partnership                       40,000                  40,000                       -                    -
 Interest income                                        3                       8                     219                  299
                                        ------------------     ------------------     --------------------   -----------------

 Net loss                               $         (44,087)     $          (75,801)    $           (25,869)   $        (56,206)
                                        ==================     ==================     ====================   =================

 Net loss allocated to:
  General Partners                      $            (441)     $             (758)    $              (259)   $           (562)
                                        ==================     ==================     ====================   =================

  Limited Partners                      $         (43,646)     $          (75,043)    $           (25,610)   $        (55,644)
                                        ==================     ==================     ====================   =================

 Net loss per Partnership Unit          $              (6)     $              (10)    $                (3)   $             (7)
                                        ==================     ==================     ====================   =================

 Outstanding weighted
  Partnership Units                                 7,450                   7,450                   7,450                7,450
                                        ==================     ==================     ====================   =================

                 See accompanying notes to financial statements
                                        4

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                   For the Six Months Ended September 30, 2009
                                   (unaudited)


                                                            General               Limited
                                                            Partners             Partners              Total
                                                        -----------------     ----------------   ------------------

Partners' deficit at March 31, 2009                     $        (80,189)      $   (1,765,883)    $     (1,846,072)

Net loss                                                            (758)             (75,043)             (75,801)
                                                        -----------------     ----------------   ------------------

Partners' deficit at September 30, 2009                 $        (80,947)      $   (1,840,926)    $     (1,921,873)
                                                        =================     ================   ==================


                 See accompanying notes to financial statements
                                        5

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2009 and 2008
                                   (unaudited)


                                                                                 2009                   2008
                                                                         ---------------------     ----------------

Cash flows from operating activities:
  Net loss                                                                $           (75,801)      $      (56,206)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
        Change in accrued fees and expenses due to
          General Partner and affiliates                                               60,685             (105,886)
         Gain on sale of investment in Local
             Limited Partnership                                                      (40,000)                    -
                                                                         ---------------------     ----------------

             Net cash used in operating activities                                    (55,116)            (162,092)
                                                                         ---------------------     ----------------

  Cash flows from investing activities:
          Proceeds from sale of investment in Local
             Limited Partnership                                                       40,000                     -
                                                                         ---------------------     ----------------

             Net cash provided by investing activities                                 40,000                     -
                                                                         ---------------------     ----------------

Net decrease in cash                                                                  (15,116)            (162,092)

Cash, beginning of period                                                              49,488               209,252
                                                                         ---------------------     ----------------

Cash, end of period                                                       $            34,372       $        47,160
                                                                         =====================     ================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Taxes paid                                                              $                 -       $             -
                                                                         =====================     ================


                 See accompanying notes to financial statements
                                        6

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

WNC & Associates, Inc., a California corporation ("Associates"), and Wilfred N. Cooper, Sr., are general partners of the Partnership (collectively, the "General Partner" or "General Partners"). The chairman and president of Associates owns substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009.

During the quarter ended September 30, 2009, the Partnership sold its Limited Partnership interest in San Jacinto Associates ("San Jacinto"). San Jacinto was appraised with a value of $1,360,000 and as of December 31, 2008 the outstanding mortgage debt was $1,723,404. The Limited Partnership interest was sold on August 17, 2009 to the Local General Partner. The 15-year compliance period expired in 2004 therefore there will be no recapture of Low Income Housing Tax Credits. Although the appraised value was less than the outstanding mortgage the Partnership received $40,000 for its Limited Partnership interest in this Local Limited Partnership. The $40,000 is being kept in the Partnership's reserves to pay the costs incurred related to the disposition and other operating expenses of the

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partnership. As the investment balance is zero, the Partnership recorded a gain on the sale of the Local Limited Partnership interest for the quarter ended September 30, 2009.

Additionally, subsequent to September 30, 2009, the Partnership has identified one Local Limited Partnership, HPA Investors, ("HPA") for disposition. HPA owns the Hudson Park Apartments, II, located in Shafter, California (the "Property"). Consistent with the investment objectives of the Partnership, the Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period. The credit period has expired, and no further credits are being generated by the Property. The 15-year Federal Compliance Period has also expired, so there would be no credit recapture upon a transfer of the Property.

On October 5, 2009, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. If the proxy is approved by the Limited Partners, the sales price of $1,600,000 plus replacement reserves of $53,000 which remain with the seller will be disbursed as follows: the General Partner of HPA will be paid approximately $105,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,462,000 to pay down the existing mortgages and approximately $16,000 in selling costs will be paid. The remaining $70,000 will be distributed to the Partnership. The $70,000 in cash proceeds will not be distributed and will fund the Partnership's reserves and pay the General Partner for operating expenses paid on its behalf or accrued asset management fees.

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

"Equity in losses of Local Limited Partnerships" for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Generally Accepted Accounting Principles ("GAAP") for consolidation of variable interest entities, because the Partnership is not considered the primary beneficiary. The Partnership's

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

balance in investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credits recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2009 all of the investment balances had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income
------------------------------

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liabilities and/or benefits for income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This requires the evaluation of tax positions  taken  or  expected  to be  taken  in the  course  of  preparing  the
Partnership's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Partnership adopted the standard effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of the standard was recorded.

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

                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of September 30, 2009 and March 31, 2009, the Partnership owned Local Limited Partnership interests in six and seven Local Limited Partnerships, respectively. All of these Local Limited Partnership's own one Housing Complex consisting of an aggregate of 234 and 272 apartment units, as of September 30, 2009 and March 31, 2009, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                        2009                       2008
                                                                ---------------------       --------------------

               Revenues                                          $            738,000        $         1,078,000
                                                                ---------------------       --------------------

               Expenses
                 Interest expense                                              95,000                    149,000
                 Depreciation and amortization                                219,000                    293,000
                 Operating expenses                                           514,000                    788,000
                                                                ---------------------       --------------------
                     Total expenses                                           828,000                  1,230,000
                                                                ---------------------       --------------------

               Net loss                                          $            (90,000)                 (152,000)
                                                                =====================       ====================
               Net loss allocable to the Partnership             $            (89,000)      $          (150,000)
                                                                =====================       ====================
               Net loss recorded by the Partnership              $                  -       $                  -
                                                                =====================       ====================


                    WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended September 30, 2009
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. "Invested Assets" means the sum of the
     Partnership's investment in Local Limited Partnership interests and the Partnership's Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $34,292 and $45,966 were incurred during the six months ended September 30, 2009 and 2008, respectively. The Partnership paid the General Partners and or their affiliates $2,500 and $77,350 of those fees during the six months ended September 30, 2009 and 2008, respectively.

(b) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $53,673 and $89,850 during the six months ended September 30, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

                                                                    September 30, 2009           March 31, 2009
                                                                   ----------------------       -----------------

       Expenses paid by the General Partners or affiliates
          on behalf of the Partnership                              $             85,786         $         56,893
       Asset management fees payable                                           1,870,459                1,838,667
                                                                   ----------------------       -----------------

       Total                                                        $          1,956,245         $      1,895,560
                                                                   ======================       =================

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS
----------------------------

On October 5, 2009, the Partnership filed a proxy with the Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of the disposition. If the proxy is approved by the Limited Partners, the sales price of $1,600,000 plus replacement reserves of $53,000 which remain with the seller will be disbursed as follows: the General Partner of HPA will be paid approximately $105,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,462,000 to pay down the existing mortgages and approximately $16,000 in selling costs will be paid. The remaining $70,000 will be distributed to the Partnership. The $70,000 in cash proceeds will not be distributed and will fund the Partnership's reserves and pay the General Partner for operating expenses paid on its behalf or accrued asset management fees.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2009 consisted of $34,000 in cash. Liabilities at September 30, 2009 consisted of $1,956,000 of accrued asset management fees and amount due for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three  Months  Ended  September  30,  2009  Compared to the Three  Months  Ended
September  30,  2008.  The  Partnership's  net loss for the three  months  ended
September 30, 2009 was $(44,000), reflecting an increase of approximately $(18,000) from the $(26,000) net loss experienced for the three months ended September 30, 2008. The change in net loss was largely due to a $(62,000) increase in legal and accounting fees. The increase in accounting fees was due to the timing of the work being performed for the Partnership and the additional legal expenses were incurred in relation to the disposition and potential dispositions of Local Limited Partnerships. The increase in legal and accounting fees was partially offset by a $7,000 decrease in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred. There was also a decrease of approximately $(4,000) in distribution income as distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a $40,000 gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2009 compared to no gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2008. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008. The Partnership's net loss for the six months ended September 30, 2009 was $(76,000), reflecting an increase of approximately $(20,000) from the $(56,000) net loss experienced for the six months ended September 30, 2008. The increase in net loss was largely due to a $(70,000) increase in legal and accounting fees. The increase in accounting fees was due to the timing of the work being performed for the Partnership and the additional legal expenses were incurred in relation to the potential dispositions of Local Limited Partnerships. The increase in legal and accounting fees was partially offset by a $12,000 decrease in asset management fees. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred. There was a $40,000 gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2009 compared to no gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2008. The Partnership is in the disposition phase but the number of dispositions will vary from year to year depending on the economic conditions. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are being sold. There was a $(5,000) decrease in distribution income and a $1,000 increase in reporting fees. Distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. Net decrease in cash during the six months ended September 30, 2009 was $(15,000) compared to a net decrease in cash for the six months ended September 30, 2008 of $(162,000). The change is primarily due to the fact that the Partnership paid $(3,000) of accrued asset management fees to the General Partners or its affiliates along with $(54,000) paid to the General Partners for reimbursements of expenses paid by the General Partner on behalf of the Partnership, compared to $(77,000) and $(90,000), respectively, for the six months ended September 30, 2008. In addition, during the six months ended September 30, 2009 the Partnership received $40,000 in proceeds from the sale of one Local Limited Partnership compared to no proceeds received from sales during the six months ended September 30, 2008.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $61,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2010.

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

(b)      Changes in internal controls
         ----------------------------

          There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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




By:  /s/ Wilfred N. Cooper Jr.
     -------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 9, 2009




By:  /s/ Melanie R. Wenk
     -------------------

Melanie R. Wenk
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2009