Form 10-Q
period 2010-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2010-08-09
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer___ Accelerated filer___  Non-accelerated filer      X      Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No      X

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
As of June 30, 2010 and March 31, 2010	3

Statements of Operations
For the Three Months Ended June 30, 2010 and 2009	4

Statement of Partners' Deficit
For the Three Months Ended June 30, 2010	5

Statements of Cash Flows
For the Three Months Ended June 30, 2010 and 2009	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$90,900	$42,834
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	3,051

Total Assets	$90,900	$45,885

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,816,569	$1,898,495

Partners’ Deficit:
General Partners	(78,985)	(80,254)
Limited Partners (10,000 Partnership Units authorized;
7,450 Partnership Units issued and outstanding)	(1,646,684)	(1,772,356)

Total Partners’ Deficit	(1,725,669)	(1,852,610)

Total Liabilities and Partners’ Deficit	$90,900	$45,885

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$-	$1,050
Total operating income	-	1,050

Operating expenses:
Asset management fees (Note 3)	7,733	17,855
Legal and accounting fees	4,159	11,285
Other	928	3,629

Total operating expenses	12,820	32,769

Loss from operations	(12,820)	(31,719)

Gain on Sale of Local	139,742	-
Limited Partnerships (Note 2)

Interest income	19	5

Net income (loss)	$126,941	$(31,714)

Net income (loss) allocated to:
General Partners	$1,269	$(317)

Limited Partners	$125,672	$(31,397)

Net income (loss) per Partnership Unit	$16.87	$(4)

Outstanding weighted Partnership Units	7,450	7,450

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2010	$(80,254)	$(1,772,356)	$(1,852,610)

Net income	1,269	125,672	126,941

Partners’ deficit at June 30, 2010	$(78,985)	$(1,646,684)	$(1,725,669)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$126,941	$(31,714)
Adjustments to reconcile net loss to net
cash used in operating activities:
Change in prepaid expenses	3,051	-
Change in accrued fees and expenses due to
General Partner and affiliates	(81,926)	16,595
Gain on sale of Local Limited Partnerships	(139,742)	-

Net cash used in operating activities	(91,676)	(15,119)

Cash flows from investing activities:

Proceeds from sale of Local Limited Partnerships	139,742	-

Net cash provided by investing activities	139,742	-

Net increase (decrease) in cash	48,066	(15,119)

Cash and cash equivalents, beginning of period	42,834	49,488

Cash and cash equivalents, end of period	$90,900	$34,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local
Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

During the year ended March 31. 2010, the Partnership identified one Local Limited Partnership, HPA Investors, (“HPA”) for disposition.  HPA owns the Hudson Park Apartments II, located in Shafter, California (the “Property”).  Consistent with the investment objectives of the Partnership, the Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Property.  The 15-year Federal Compliance Period has also expired, so there will be no credit recapture upon the transfer of the Property.  On October 5, 2009, the Partnership filed a proxy with the Securities and Exchange Commission (“SEC”) for the written consent of the Limited Partners for the commencement of disposition.  Definitive materials were filed on November 10, 2009 which extended the deadline for submitting ballots.  As of November 16, 2009 the Partnership achieved the 51% approval necessary for the disposition.

On May 20, 2010, the sale of HPA Investors closed. The total sales price including replacement reserves was  $1,707,000 which was disbursed as follows:  the General Partner of HPA was paid approximately $104,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,452,000 paid down the outstanding mortgages and approximately $8,000 in selling costs were paid.  The remaining $143,000 was distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2010. Accordingly, a gain of $143,000 was recorded in the quarter ended June 30, 2010. The $143,000 in cash proceeds was used to fund the Partnership’s reserves, of which $93,000 of the cash received paid accrued asset management fees, $2,000 paid the General Partner of the Partnership for operating expenses paid on its behalf and the remaining $48,000 will remain in the Partnership reserves to fund future asset management fees and reimbursements to the General Partner or an affiliate. No funds will be distributed to the Limited Partners.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnerhip’s exposure to loss to these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2010 all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010 and March 31, 2010, the Partnership had $5,286 and $0 in cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in three and four Local Limited Partnerships, respectively. All of these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 107 and 149 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$302,000	$443,000

Expenses
Interest expense	39,000	57,000
Depreciation and amortization	89,000	120,000
Operating expenses	225,000	319,000
Total expenses	353,000	496,000

Net loss	$(51,000)	$(53,000)
Net loss allocable to the Partnership	$(51,000)	$(53,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $7,733 and $17,855 were incurred during the three months ended June 30, 2010 and 2009, respectively. The Partnership paid the General Partners and or their affiliates $93,000 and $2,500 of those fees during the three months ended June 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $1,746 and $11,123 during the three months ended June 30, 2010 and 2009, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$3,341	$-
Accrued asset management fees	1,813,228	1,898,495

Total	$1,816,569	$1,898,495

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $91,000 in cash and cash equivalents. Liabilities at June 30, 2010 consisted of $1,817,000 accrued fees and expenses due to the General Partner and its affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The Partnership’s net income for the three months ended June 30, 2010 was $127,000, reflecting an increase of $159,000 from the $(32,000) net loss experienced for the three months ended June 30, 2009. The increase in net income was primarily due to a $140,000 gain on sale of a Local Limited Partnership for the three months ended June 30, 2010 compared to no gain on sale of Local Limited Partnerships for the three months ended June 30, 2009. The disposition of Local Limited Partnerships will vary from period to period depending on the Housing Complexes that have been identified for disposition and the closing dates of such transactions. The increase in net income is also attributable to a $10,000 decrease of asset management fees. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees incurred. As of June 30, 2009 there were seven Local Limited Partnerships in the Partnership compared to only three as of June 30, 2010 accordingly the invested assets calculation decreased. There was also a decrease of $7,000 in legal and accounting fees. The decrease in legal and accounting fees was due largely to the decrease of legal expenses related to the potential disposition of properties. Along with the decrease in asset management fees and legal and accounting fees, the other operating expense was decreased by $3,000.

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Net increase in cash during the three months ended June 30, 2010 was $48,000 compared to a net decrease in cash for the three months ended June 30, 2009 of $(15,000). The change of $63,000 is due primarily to the fact that during the three months ended June 30, 2010 the Partnership received $140,000 in proceeds from the sale of a Local Limited Partnership compared to no proceeds from any sales during the three months ended June 30, 2009. During the three months ended June 30, 2010

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

the Partnership paid $(93,000) and $(2,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(3,000) and $(13,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate, respectively, for the three months ended June 30, 2009. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. Due to the cash received for the disposition during the quarter ended June 30, 2010 the Partnership determined that more accrued asset management fees could be paid with the cash proceeds.

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $82,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at

Item 4T.  Controls and Procedures, continued

the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                      Other Information

Item 1.                      Legal Proceedings

                    NONE

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

                                   NONE

Item 3.                      Defaults Upon Senior Securities

                   NONE

Item 4.                      (Removed and Reserved)

                   NONE

Item 5.                      Other Information

                   NONE

Item 6.                       Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section
               302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)

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

By:  WNC & Associates, Inc.                                                      General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 6, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 6, 2010