Form 10-Q
period 2010-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2010-11-10
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes       X      No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___No        X

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2010	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$60,170	$42,834
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	-	3,051

Total Assets	$60,170	$45,885

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partners and affiliates (Note 3)	$1,811,040	$1,898,495

Partners’ Deficit:
General Partners	(79,237)	(80,254)
Limited Partners (10,000 Partnership Units authorized;
7,451 Partnership Units issued and 7,446 Partnership Units outstanding)	(1,671,633)	(1,772,356)

Total Partners’ Deficit	(1,750,870)	(1,852,610)

Total Liabilities and Partners’ Deficit	$60,170	$45,885

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$5,869	$5,869	$-	$1,050

Operating expenses:
Asset management fees (Note 3)	6,456	14,189	16,437	34,292
Legal and accounting fees	24,630	28,789	66,394	77,679
Other	-	928	1,259	4,888

Total operating expenses	31,086	43,906	84,090	116,859

Loss from operations	(25,217)	(38,037)	(84,090)	(115,809)

Gain on sale of investment in
Local Limited Partnerships (Note 2)	-	139,742	40,000	40,000

Interest income	16	35	3	8

Net income (loss)	$(25,201)	$101,740	$(44,087)	$(75,801)

Net income (loss) allocated to:
General Partners	$(252)	$1,017	$(441)	$(758)

Limited Partners	$(24,949)	$100,723	$(43,646)	$(75,043)

Net income (loss) per Partnership Unit	$(3)	$14	$(6)	$(10)

Outstanding weighted Partnership Units	7,446	7,446	7,446	7,446

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2010	$(80,254)	$(1,772,356)	$(1,852,610)

Net income	1,017	100,723	101,740

Partners’ deficit at September 30, 2010	$(79,237)	$(1,671,633)	$(1,750,870)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$101,740	$(75,801)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of investment in Local Limited Partnerships	(139,742)	(40,000)
Decrease in other assets	3,051	-
Increase (decrease) in accrued fees and expenses due to
General Partners and affiliates	(87,455)	60,685

Net cash used in operating activities	(122,406)	(55,116)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	139,742	40,000

Net cash provided by investing activities	139,742	40,000

Net increase (decrease) in cash and cash equivalents	17,336	(15,116)

Cash and cash equivalents, beginning of period	42,834	49,488

Cash and cash equivalents, end of period	$60,170	$34,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

WNC & Associates, Inc., a California corporation (“Associates”), and Wilfred N. Cooper, Sr., are general partners of the Partnership (collectively, the “General Partners”).  The chairman and president of Associates own substantially all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,451 Partnership Units representing subscriptions in the amount of $7,451,000, had been accepted.  The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.  However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.  Though the amounts payable to the General Partners and/or their affiliates are contractually currently payable, the Partnership anticipates that the General Partners and/or their affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership.  The Partnership would be adversely affected should the General Partners and/or their affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  All Local Limited Partnerships have completed their 15-year Compliance Period.

With that in mind, the General Partners are continuing their review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

During the year ended March 31, 2010, the Partnership identified one Local Limited Partnership, HPA Investors, (“HPA”) for disposition.  HPA owns the Hudson Park Apartments II, located in Shafter, California (the “Property”).  Consistent with the investment objectives of the Partnership, the Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by the Property.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of the Property.  On October 5, 2009, the Partnership filed a proxy with the United States Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of disposition.  Definitive materials were filed on November 10, 2009 which extended the deadline for submitting ballots.  As of November 16, 2009 the Partnership achieved the 51% approval necessary for the disposition.

On May 20, 2010, the sale of HPA closed. The total sales price including replacement reserves was  $1,707,000 which was disbursed as follows:  the Local General Partner of HPA was paid approximately $104,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,452,000 paid down the outstanding mortgages and approximately $8,000 in selling costs were paid.  The remaining $143,000 was distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2010. Accordingly, a gain of $143,000 was recorded during the quarterly period ended June 30, 2010. The $143,000 in cash proceeds was used to fund the Partnership’s reserves, of which $93,000 of the cash received paid accrued asset management fees, $2,000 paid the General Partner of the Partnership for operating expenses paid on its behalf and the remaining $48,000 will remain in the Partnership reserves to fund future asset management fees and reimbursements to the General Partners or an affiliate. No funds will be distributed to the Limited Partners.

On October 18, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on October 29, 2010.  Materials were disseminated to the Limited Partners on November 1, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership’s exposure to loss to these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2010, all of the investment balances had reached zero.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had $5,288 and $5,284 in cash equivalents, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in three and four Local Limited Partnerships, respectively. Each of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 107 and 149 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$302,000	$738,000

Expenses
Interest expense	38,000	95,000
Depreciation and amortization	119,000	219,000
Operating expenses	210,000	514,000
Total expenses	367,000	828,000

Net loss	$(65,000)	$(90,000)
Net loss allocable to the Partnership	$(64,000)	$(89,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,189 and $34,292 were incurred during the six months ended September 30, 2010 and 2009, respectively. The Partnership paid the General Partners or their affiliates $103,220 and $2,500 of those fees during the six months ended September 30, 2010 and 2009, respectively.

(b)
The Partnership reimburses the General Partners or their affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or their affiliates on behalf of the Partnership. Operating expense reimbursements were $28,142 and $53,673 during the six months ended September 30, 2010 and 2009, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and their affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$1,575	$-
Accrued asset management fees	1,809,465	1,898,495

Total	$1,811,040	$1,898,495

The General Partners and/or their affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

On October 18, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on October 29, 2010.  Materials were disseminated to the Limited Partners on November 1, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $60,000 in cash and cash equivalents. Liabilities at September 30, 2010 consisted of $1,811,000 of accrued fees and expenses due to the General Partners and their affiliates.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.   The Partnership’s net loss for the three months ended September 30, 2010 was $(25,000), reflecting a decrease of approximately $19,000 from the $(44,000) net loss experienced for the three months ended September 30, 2009.  The change in net loss was largely due to a $42,000 decrease in legal and accounting fees. The decrease in legal and accounting fees was due to the timing of the work performed for the Partnership and the additional legal expenses were incurred during the three months ended September 30, 2009 in relation to the disposition and potential dispositions of Local Limited Partnerships.  The decrease in net loss is also attributable to a $10,000 decrease in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decreases thereby decreasing the asset management fees that are incurred. Other expenses decreased by $1,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. There was also an increase of approximately $6,000 in reporting fees. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Additionally, there was no gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2010 compared to a $40,000 gain on sale of investment in Local Limited Partnerships for the three months ended September 30, 2009.  The Partnership is in the disposition phase and the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.   The Partnership’s net income for the six months ended September 30, 2010 was $102,000, reflecting an increase of approximately $178,000 from the $(76,000) net loss experienced for the six months ended September 30, 2009.  The change in net loss was partially due to a $49,000 decrease in legal and accounting fees.  The decrease in legal and accounting fees was due to the timing of the work performed for the Partnership and the additional legal expenses were incurred during the six months ended September 30, 2009 in relation to the potential dispositions of Local Limited Partnerships. The increase in net income is also attributable to a $20,000 decrease in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred.  Other expenses decreased by $4,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. Additionally, there was a $140,000 gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2010 compared to a $40,000 gain on sale of investment in Local Limited Partnerships for the six months ended September 30, 2009.  The Partnership is in the disposition phase and the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are sold.  Finally, there was a $5,000 increase in reporting fees.  Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009.   The net increase in cash and cash equivalents during the six months ended September 30, 2010 was $17,000 compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2009 of $(15,000). The change of $32,000 is due primarily to the fact that during the six months ended September 30, 2010, the Partnership received $140,000 in proceeds from the sale of a Local Limited Partnership compared to $40,000 proceeds received from sales during the six months ended September 30, 2009. Additionally, during the six months ended September 30, 2010, the Partnership paid $(103,000) and $(28,000) to the General Partners or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(3,000) and $(54,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate, respectively, for the six months ended September 30, 2009. Each quarter, the Partnership evaluates its cash position and determines if payments will be made to the General Partner sand/or affiliates.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partners, decreased by $87,000. The General Partners do not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc. General Partner

        Wilfred N. Cooper, Sr. General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  November 10, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  November 10, 2010