Form 10-Q
period 2010-12-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2011-02-09
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2010 and March 31, 2010	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2010 and 2009	4

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2010	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2010 and 2009	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash and cash equivalents	$61,764	$42,834
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,600	3,051

Total Assets	$64,364	$45,885

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partners and affiliates (Note 3)	$1,829,412	$1,898,495

Partners’ Deficit:
General Partners	(79,378)	(80,254)
Limited Partners (10,000 Partnership Units authorized;
7,446 Partnership Units issued)	(1,685,670)	(1,772,356)

Total Partners’ Deficit	(1,765,048)	(1,852,610)

Total Liabilities and Partners’ Deficit	$64,364	$45,885

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Distribution income	$513	$513	$-	$-
Reporting fees	1,071	6,940	-	1,050

Total operating income	1,584	7,453	-	1,050

Operating expenses:
Asset management fees (Note 3)	6,457	20,646	15,020	49,312
Legal and accounting fees	8,254	37,043	3,421	81,100
Other	1,061	1,989	1,331	6,219

Total operating expenses	15,772	59,678	19,772	136,631

Loss from operations	(14,188)	(52,225)	(19,772)	(135,581)

Gain on sale of investment in
Local Limited Partnerships (Note 2)	-	139,742	-	40,000

Interest income	10	45	1	9

Net income (loss)	$(14,178)	$87,562	$(19,771)	$(95,572)

Net income (loss) allocated to:
General Partners	$(142)	$876	$(198)	$(956)

Limited Partners	$(14,036)	$86,686	$(19,573)	$(94,616)

Net income (loss) per Partnership Unit	$(2)	$12	$(3)	$(13)

Outstanding weighted Partnership Units	7,446	7,446	7,446	7,446

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2010	$(80,254)	$(1,772,356)	$(1,852,610)

Net income	876	86,686	87,562

Partners’ deficit at December 31, 2010	$(79,378)	$(1,685,670)	$(1,765,048)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net income (loss)	$87,562	$(95,572)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Gain on sale of investment in Local Limited Partnerships	(139,742)	(40,000)
Decrease in other assets	451	-
Increase (decrease) in accrued fees and expenses due to
General Partners and affiliates	(69,083)	80,457

Net cash used in operating activities	(120,812)	(55,115)

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	139,742	40,000

Net cash provided by investing activities	139,742	40,000

Net increase (decrease) in cash and cash equivalents	18,930	(15,115)

Cash and cash equivalents, beginning of period	42,834	49,488

Cash and cash equivalents, end of period	$61,764	$34,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

The Partnership Agreement authorized the sale of up to 10,000 units of Limited Partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded in October 1990 at which time 7,446 Partnership Units representing subscriptions in the amount of $7,446,000, had been accepted.  The General Partners have a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
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

On October 18, 2010, the Partnership filed preliminary consent solicitation materials with the Securities and Exchange Commission (“SEC”) regarding the adoption of a plan of liquidation.  Definitive materials were filed with the SEC on October 29, 2010.  Materials were disseminated to the Limited Partners on November 1, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its limited partnership interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On November 23, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On December 6, 2010 the Partnership received the majority vote in favor of the plan for dissolution.  While a plan of dissolution was approved, liquidation of the Partnership was not imminent as of December 31, 2010.

The Partnership has received the majority vote in favor of the plan of liquidation of the Partnership.  Therefore, the Partnership is engaging third party appraisers to appraise several or all of the Local Limited Partnerships in this Partnership.  The appraisal is one of the preliminary steps that need to be completed in order to move forward with the approved liquidation plan.  The expense incurred for the appraisals, or any other disposition related expenses the Partnership incurs, are being capitalized and will remain on the balance sheet until the respective Local Limited Partnership is sold.  At the time of disposition the capitalized costs will be netted with any cash proceeds that are received in order to calculate the gain or loss on the disposition.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 have been recorded by the Partnership. Management’s estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had $5,290 and $5,284 in cash equivalents, respectively.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in three and four Local Limited Partnerships, respectively. Each of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 107 and 149 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the Nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$453,000	$1,107,000

Expenses
Interest expense	58,000	143,000
Depreciation and amortization	179,000	329,000
Operating expenses	314,000	770,000
Total expenses	551,000	1,242,000

Net loss	$(98,000)	$(135,000)
Net loss allocable to the Partnership	$(96,000)	$(133,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $20,646 and $49,312 were incurred during the nine months ended December 31, 2010 and 2009, respectively. The Partnership paid the General Partners or their affiliates $103,220 and $2,500 of those fees during the nine months ended December 31, 2010 and 2009, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
The Partnership reimburses the General Partners or their affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or their affiliates on behalf of the Partnership. Operating expense reimbursements were $28,142 and $53,673 during the nine months ended December 31, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partners and their affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$13,490	$-
Accrued asset management fees	1,815,922	1,898,495

Total	$1,829,412	$1,898,495

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $62,000 in cash and cash equivalents and $3,000 in other assets. Liabilities at December 31, 2010 consisted of $1,829,000 of accrued fees and expenses due to the General Partners and their affiliates.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.  The Partnership’s net loss for the three months ended December 31, 2010 was $(14,000), reflecting a decrease of approximately $6,000 from the $(20,000) net loss experienced for the three months ended December 31, 2009.  The change in net loss was largely due to a $9,000 decrease in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decreases thereby decreasing the asset management fees that are incurred. Legal and accounting fees increased by $(5,000). The increase in legal and accounting fees was due to the timing of the work performed for the Partnership. The total operating income increased by approximately $2,000 for the nine months ended December 31, 2010. Distribution income and reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009. The Partnership’s net income for the nine months ended December 31, 2010 was $88,000, reflecting an increase of approximately $184,000 from the $(96,000) net loss experienced for the nine months ended December 31, 2009.  The change in net loss was partially due to a $44,000 decrease in legal and accounting fees.  The decrease in legal and accounting fees was due to the timing of the work performed for the Partnership and due to additional legal expenses that were incurred during the nine months ended December 31, 2009 in relation to the potential dispositions of Local Limited Partnerships. The increase in net income is also attributable to a $29,000 decrease in asset management fees. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred.  Additionally, there was a $140,000 gain on sale of investment in Local Limited Partnerships for the nine months ended December 31, 2010 compared to a $40,000 gain on sale of investment in Local Limited Partnerships for the nine month ended December 31, 2009. The Partnership is in the disposition phase and the number of dispositions will vary from year to year depending on the economic conditions.  The gain recorded by the Partnership can vary depending on the sales prices of the Housing Complexes that are sold.  Finally, there was also an increase of approximately $6,000 in total operating income as distribution income and reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009.   The net increase in cash and cash equivalents during the nine months ended December 31, 2010 was $19,000 compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2009 of $(15,000). The is due primarily to the fact that during the nine months ended December 31, 2010, the Partnership received $140,000 in proceeds from the sale of a Local Limited Partnership compared to $40,000 of proceeds received from sales during the nine months ended December 31, 2009. Additionally, during the nine months ended December 31, 2010, the Partnership paid $(103,000) and $(28,000) to the General Partners or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(3,000) and $(54,000) paid for accrued asset management fees and reimbursements due to the General Partners or affiliate, respectively, for the nine months ended December 31, 2009. Each quarter, the Partnership evaluates its cash position and determines if payments will be made to the General Partners and/or affiliates.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partners, decreased by $69,000. The General Partners do not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

Item 4T. Controls and Procedures, continued

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  February 9, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  February 9, 2011