Form 10-K
period 2011-03-31
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2011-06-27
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

  ☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

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

The general partners of the Partnership are WNC & Associates, Inc. ("Associates") and Wilfred N. Cooper, Sr. (collectively, the "General Partner" or “General Partners”).  The chairman and president of Associates own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission (“SEC”), on March 16, 1989, the Partnership commenced a public offering of 10,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  As of the close of the public offering on October 31, 1990, a total of 7,450 Partnership Units representing $7,450,000 had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

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

The Partnership originally invested in eleven Local Limited Partnerships Interests, eight of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns or did own a Housing Complex that was eligible for the Low Income Housing Tax Credit, and eight of them were eligible for the California Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit or have benefited from additional government programs promoting low-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010 the Partnership had sold the Housing Complexes of BCA Associates and Woodlake Manor.  Further, the Partnership had also sold its Local Limited Partnership Interests in Yreka Investment Group, Countryway Associates, San Jacinto Associates, Cloverdale Garden Apartment LP and East Garden Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2010, the Partnership identified one Local Limited Partnership, HPA Investors, (“HPA”) for disposition.  HPA owned the Hudson Park Apartments II, located in Shafter, California (the “Property”).  Consistent with the investment objectives of the Partnership, the Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period had expired, and no further credits were being generated by the Property.  The Compliance Period had also expired, so there would be no credit recapture upon the transfer of the Property.  On October 5, 2009, the Partnership filed a proxy with the United States Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of disposition.  Definitive materials were filed on November 10, 2009 which extended the deadline for submitting ballots.  As of November 16, 2009 the Partnership achieved the 51% approval necessary for the disposition.

During the year ended March 31, 2011, the sale of HPA closed. The total sales price including replacement reserves was  approximately $1,707,000 which was disbursed as follows:  the Local General Partner of HPA was paid approximately $104,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,452,000 paid down the outstanding mortgages and approximately $8,000 in selling costs were paid.  The remaining $143,000 was distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2010. The Partnership had incurred $3,000 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of the Local Limited Partnership. Accordingly, a gain on sale of Local Limited Partnerships of $140,000 was recorded during the year ended March 31, 2011. The cash proceeds were used to fund the Partnership’s reserves, of which $93,000 of the cash received paid accrued asset management fees, $2,000 paid the General Partner of the Partnership for operating expenses paid on its behalf and the remaining $48,000 will remain in the Partnership’s reserves to fund future asset management fees and reimbursements to the General Partners or an affiliate. No funds will be distributed to the Limited Partners.

On October 18, 2010, the Partnership filed preliminary consent solicitation materials with the SEC regarding the adoption of a plan of liquidation of the remaining Local Limited Partnership Interests.  Definitive materials were filed with the SEC on October 29, 2010.  Materials were disseminated to the Limited Partners on November 1, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its Local Limited Partnership Interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On November 23, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On December 6, 2010, the Partnership received the majority vote in favor of the plan for dissolution.  While a plan of dissolution was approved, liquidation of the Partnership was not imminent as of March 31, 2011.

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

During the year ended March 31, 2011, the Partnership identified one Local Limited Partnership, Alta Vista Investors (“Alta Vista”) for disposition.  Alta Vista owns Alta Vista Apartments, located in Orosi, California. Consistent with the investment objectives of the Partnership, Alta Vista qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by Alta Vista.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of Alta Vista.  On April 1, 2011, the Partnership filed definitive materials with the SEC for the written consent of the Limited Partners for the commencement of disposition.  On May 25, 2011 the Partnership had obtained the majority in favor of the disposition.

One other Local Limited Partnership, Midland Manor Associates (“Midland”) has been identified for disposition.  Midland was appraised with a value of $785,000 and has outstanding debt of approximately $1,366,000.  The Local General Partner requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement and an Option Agreement was executed by all parties.   A preliminary offer of $1,505,000 was accepted for the property.  It is estimated that the property will be sold in October 2011, the Partnership has yet to decide how the sales proceeds will be disbursed.  The Partnership will be sending out a proxy of solicitation to the Limited Partners, due to the fact that an entity related to the General Partner will be active in the rehabilitation of Midland.  The Compliance Period has expired, and no further credits are being generated by Midland.

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

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased (decreased) by approximately $(76,000), $60,000 and $7,000 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $26,000 per year through the termination of the Partnership, which must occur no later than December 31, 2037.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the three Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits	Mortgage Balances of Local Limited Partnership
Alta Vista Investors (1)	Orosi, California	Philip R. Hammond, Jr. and Diane M. Hammond	$583,000	$583,000	42	$1,274,000	$1,366,000

Knights Landing Harbor	Knights Landing, California	Douglas W. Young and Diane L. Young	275,000	275,000	25	446,000	934,000

Midland Manor Associates (1)	Mendota, California	Philip R. Hammond, Jr. and Diane M. Hammond	383,000	383,000	40	668,000	1,366,000

			$1,241,000	$1,241,000	107	$2,388,000	$3,666,000

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2011.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Alta Vista Investors (1)	$ 231,000	$ (40,000)	N/A

Knights Landing Harbor	181,000	(8,000)	N/A

Midland Manor Associates (1)	216,000	(34,000)	N/A

Total	$ 628,000	$ (82,000)

N/A – All of the Low Income Housing Tax Credits have been allocated to the Partnership and there are no future Low Income Housing Tax Credits expected to be received.

(1) – The Local Limited Partnership has been identified for sale as of March 31, 2011.

WNC California Housing Tax Credits, L.P.
March 31, 2011
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Alta Vista Investors	Orosi, California	Philip R. Hammond, Jr. and Diane M. Hammond	100%	98%	93%	93%	100%

BCA Associates	Anderson, California	Douglas W. Young	N/A	N/A	N/A	N/A	100%

Cloverdale Garden Apartments	Cloverdale, California	David J. Michael, Patrick R. Sabelhaus and Professional Apartment Management	N/A	100%	100%	100%	97%

Countryway Associates	Mendota, California	Philip R. Hammond, Jr. and Diane M. Hammond	N/A	N/A	N/A	85%	88%

East Garden Apartments	Jamestown, California	David J. Michael and Professional Apartment Management	N/A	100%	100%	100%	98%

HPA Investors	Shafter, California	Douglas W. Young	N/A	90%	81%	90%	90%

Knights Landing Harbor	Knights Landing, California	Douglas W. Young and Diane L. Young	100%	100%	100%	96%	100%

Midland Manor Associates	Mendota, California	Philip R. Hammond, Jr. and Diane M. Hammond	93%	80%	88%	88%	88%

San Jacinto Associates	San Jacinto, California	Richard Parasol and Richard A. Gullota	N/A	N/A	95%	97%	97%

WNC California Housing Tax Credits, L.P.
March 31, 2011
			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Woodlake Manor	Woodlake, California	Thomas G. Larson, William H. Larson and Raymond L. Tetzlaff	N/A	N/A	N/A	98%	93%

Yreka Investment Group	Yreka, California	Ronald D. Bettencourt	N/A	N/A	N/A	97%	94%

Weighted Average			97%	94%	94%	94%	95%

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

(b)	At March 31, 2011, there were 655 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$44,858	$42,834	$49,488	$209,252	$38,742
Investments in Local Limited Partnerships, net	-	-	-	-	-
Other assets	8,703	3,051	-	-	-
Due from General Partner or affiliates	-	-	-	-	2,773
Due from Local Limited Partnership	-	-	-	-	24,700

Total Assets	$53,561	$45,885	$49,488	$209,252	$66,215

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$1,825,197	$1,898,495	$1,895,560	$1,987,676	$1,858,649
Accounts payable	-	-	-	-	1,000
Total Liabilities	1,825,197	1,898,495	1,895,560	1,987,676	1,859,649
PARTNERS' DEFICIT	(1,771,636)	(1,852,610)	(1,846,072)	(1,778,424)	(1,793,434)

Total Liabilities and Partners’ Deficit	$53,561	$45,885	$49,488	$209,252	$66,215

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations	$(58,819)	$(143,637)	$(112,965)	$(124,134)	$(138,411)
Gain on sale of Local Limited Partnerships	139,742	137,083	45,000	512,673	302,020
Interest income	51	16	317	100	157
Net income (loss)	$80,974	$(6,538)	$(67,648)	$388,639	$163,766

Net income (loss) allocated to:
General Partners	$810	$(65)	$(676)	$3,886	$1,638
Limited Partners	$80,164	$(6,473)	$(66,972)	$384,753	$162,128
Net income (loss) per Partnership Unit	$10.77	$(.87)	$(8.99)	$51.64	$21.76
Outstanding weighted Partnership Units	7,446	7,446	7,446	7,446	7,446

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(140,769)	$(143,737)	$(204,764)	$31,466	$8,982
Investing activities	142,793	137,083	45,000	512,673	277,320
Financing activities	-	-	-	(373,629)	(274,547)
Net change in cash	2,024	(6,654)	(159,764)	170,510	11,755

Cash, beginning of period	42,834	49,488	209,252	38,742	26,987

Cash, end of period	$44,858	$42,834	$49,488	$209,252	$38,742

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:
	2010	2009	2008	2007	2006

Federal	$-	$-	$-	$-	$-

State	-	-	-	-	-

Total	$-	$-	$-	$-	$-

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years. (See Notes 2 and 3 to the financial statements.)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $45,000 in cash and $9,000 in other assets.  Liabilities at March 31, 2011 consisted of $1,825,000 of accrued fees and expenses due to General Partner and affiliates. (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net income for the year ended March 31, 2011 was $81,000, reflecting a change of $88,000 from the net loss of $(7,000) for the year ended March 31, 2010. For the year ended March 31, 2011 there was a $35,000 decrease in asset management fees from the year ended March 31, 2010.  This decrease is due to the fact that the fees are calculated based invested assets of the Partnership, as defined, which decreased due to the sale of Local Limited Partnership capitalize interests during the years ended March 31, 2011 and 2010. Legal and accounting expenses decreased by $40,000 due to the timing of the accounting work performed and legal fees related to the sold properties.  The distribution income decreased by $(2,000) and reporting fees increased by $8,000 for the year ended March 31, 2011. Distribution income and reporting fees are expected to vary as payments are only made when the Local Limited Partnerships have available cash flows.  There was an increase of $3,000 in the gain on sale of Local Limited Partnerships.   The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(7,000), reflecting a change of $61,000 from the net loss of $(68,000) experienced for the year ended March 31, 2009.  The change is primarily due to an increase of $92,000 in the gain on sale of Local Limited Partnerships.   For the year ended March 31, 2009 there was a $45,000 gain on disposal from the sale of two Housing Complexes, compared to a $137,000 gain on the sale of three Local Limited Partnerships for the year ended March 31, 2010.  The gains recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes or Local Limited Partnerships that are being sold.  For the year ended March 31, 2010 there was a $24,000 decrease in asset management fees from the year ended March 31, 2009.  This decrease is due to the fact that the fees are calculated based on invested assets, which decreased due to the sale of Limited Partnership interests in three additional Local Limited Partnerships during the year ended March 31, 2010. Legal and accounting expenses increased by $(59,000), due to the timing of the accounting work performed and legal fees related to the sold properties.  For the year ended March 31, 2009 the Partnership incurred $(11,000) in appraisal expenses compared to none during the year ended March 31, 2010. These costs were incurred related to the sale of the two Local Limited Partnerships sold during the year ended March 31, 2009.  Appraisal costs related to Limited Partnership capitalize interests that were sold during the year ended March 31, 2010 were netted with the gross proceeds received as a result of the dispositions. Lastly, the total income decreased by $(4,000). Distribution income and reporting fees are expected to vary as payments are only made when the Local Limited Partnerships have available cash flows. Also, as three additional Local Limited Partnerships were sold during the year ended March 31, 2010, fewer distributions and reporting fees were available to be collected.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010   The net increase in cash during the year ended March 31, 2011 was $2,000 compared to the net decrease in cash for the year ended March 31, 2010 of $(7,000).  The change is partially due to the increase in gain on sale of Local Limited Partnerships of $3,000, which, as explained above, can vary depending on the value of the Local Limited Partnership being sold.  Additionally, the Partnership paid the General Partner or an affiliate $(103,000) of accrued asset management fees during the year ended March 31, 2011 compared to $(3,000) paid during the year ended March 31, 2010.  The Partnership reimbursed $(148,000) to the General Partner or an affiliate for operating expenses that were paid on its behalf during the year ended March 31, 2010 compared to $(48,000) reimbursed during the year ended March 31, 2011.   The Partnership also received $(2,000) less in distribution income and $8,000 more in reporting fees for the year ended March 31, 2011 compared to the year ended March 31, 2010.  Distribution income and reporting fees are expected to vary as payments are only made when the Local Limited Partnerships have available cash flows.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net decrease in cash during the year ended March 31, 2010 was $(7,000) compared to the net decrease in cash for the year ended March 31, 2009 of $(160,000).  The decrease in net change in cash of $153,000 is largely due to the increase in proceeds from the sale of Local Limited Partnerships of $92,000, which, as explained above, can vary depending on the value of the Local Limited Partnership being sold.  The increase in proceeds received was partially offset by the Partnership paying the General Partner or an affiliate $(3,000) in accrued asset management fees compared to $(80,000) paid during the year ended March 31, 2009.  During the year ended March 31, 2010 the Partnership also paid $(148,000) to the General Partner or an affiliate for reimbursements of operating expenses that were paid on behalf of the Partnership compared to $(130,000) in reimbursements being paid during the year ended March 31, 2009.   The higher amount paid during March 31, 2009 for accrued management fees and operating expense reimbursements was due to the fact that the Partnership received cash proceeds from dispositions in March 31, 2008 that were sitting in reserves until it was decided during the year ended March 31, 2009 that the advances would be reimbursed.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(73,000), $3,000 and $(92,000) for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$1,851,024	$25,827	$25,827	$25,827	$25,827	$542,367	$2,496,699
Total contractual cash obligations	$1,851,024	$25,827	$25,827	$25,827	$25,827	$542,367	$2,496,699

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2037. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2037. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC California Housing Tax Credits, L.P.

We have audited the accompanying balance sheets of WNC California Housing Tax Credits, L.P. (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ deficit and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits, L.P. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
June 27, 2011

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$44,858	$42,834
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	8,703	3,051

Total Assets	$53,561	$45,885

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,825,197	$1,898,495

Partners’ Deficit:
General Partners	(79,444)	(80,254)
Limited Partners (10,000 Partnership Units authorized; 7,446 Partnership Units issued and outstanding as of March 31, 2011 and 2010)	(1,692,192)	(1,772,356)

Total Partners’ Deficit	(1,771,636)	(1,852,610)

Total Liabilities and Partners’ Deficit	$53,561	$45,885

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2011	2010	2009

Distribution income	$513	$2,617	$7,426
Reporting fees	9,455	1,050	-

Total income	9,968	3,667	7,426

Operating expenses:
Asset management fees (Note 3)	27,104	62,328	86,804
Legal and accounting	38,213	78,402	19,221
Appraisal expenses	-	-	11,250
Other	3,470	6,574	3,116

Total operating expenses	68,787	147,304	120,391

Loss from operations	(58,819)	(143,637)	(112,965)

Gain on sale of Local Limited Partnerships	139,742	137,083	45,000

Interest income	51	16	317

Net income (loss)	$80,974	$(6,538)	$(67,648)

Net income (loss) allocated to:
General Partners	$810	$(65)	$(676)

Limited Partners	$80,164	$(6,473)	$(66,972)

Net income (loss) per Partnership Unit	$10.77	$(.87)	$(8.99)

Outstanding weighted Partnership Units	7,446	7,446	7,446

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For The Years Ended March 31, 2011, 2010 and 2009

	General Partners	Limited Partners	Total

Partners’ deficit at March 31, 2008	$(79,513)	$(1,698,911)	$(1,778,424)

Net loss	(676)	(66,972)	(67,648)

Partners’ deficit at March 31, 2009	(80,189)	(1,765,883)	(1,846,072)

Net loss	(65)	(6,473)	(6,538)

Partners’ deficit at March 31, 2010	(80,254)	(1,772,356)	(1,852,610)

Net income	810	80,164	80,974

Partners deficit at March 31, 2011	$(79,444)	$(1,692,192)	$(1,771,636)

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$80,974	$(6,538)	$(67,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in other assets	(8,703)	(3,051)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(73,298)	2,935	(92,116)
Gain on sale of Local Limited Partnerships	(139,742)	(137,083)	(45,000)

Net cash used in operating activities	(140,769)	(143,737)	(204,764)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	142,793	137,083	45,000

Net cash provided by investing activities	142,793	137,083	45,000

Net increase (decrease) in cash	2,024	(6,654)	(159,764)

Cash, beginning of period	42,834	49,488	209,252

Cash, end of period	$44,858	$42,834	$49,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	800	$800

See accompanying notes to financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC & Associates, Inc., a California corporation (“Associates”), and Wilfred N. Cooper, Sr., are general partners of the Partnership (collectively, the “General Partner” or "General Partners").  The chairman and president own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

For the Years Ended March 31, 2011, 2010 and 2009

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

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

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

As of March 31, 2010 the Partnership had sold the Housing Complexes of BCA Associates and Woodlake Manor.  Further, the Partnership had also sold its Local Limited Partnership Interests in Yreka Investment Group, Countryway Associates, San Jacinto Associates, Cloverdale Garden Apartment LP and East Garden Apartments. Each of the Local Limited Partnerships had completed its Compliance Period.

During the year ended March 31, 2010, the Partnership identified one Local Limited Partnership, HPA Investors, (“HPA”) for disposition.  HPA owned the Hudson Park Apartments II, located in Shafter, California (the “Property”).  Consistent with the investment objectives of the Partnership, the Property qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period had expired, and no further credits were being generated by the Property.  The Compliance Period had also expired, so there would be no credit recapture upon the transfer of the Property.  On October 5, 2009, the Partnership filed a proxy with the United States Securities and Exchange Commission for the written consent of the Limited Partners for the commencement of disposition.  Definitive materials were filed on November 10, 2009 which extended the deadline for submitting ballots. As of November 16, 2009 the Partnership achieved the 51% approval necessary for the disposition.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2011, the sale of HPA closed. The total sales price including replacement reserves was  approximately $1,707,000 which was disbursed as follows:  the Local General Partner of HPA was paid approximately $104,000 in sales preparation and refinancing fees and repayment of loans previously made, $1,452,000 paid down the outstanding mortgages and approximately $8,000 in selling costs were paid.  The remaining $143,000 was distributed to the Partnership.  The Partnership’s investment balance was zero at March 31, 2010. The Partnership had incurred $3,000 in expenses related to the disposition which are netted against the proceeds from the sale in calculating the gain on sale of the Local Limited Partnership. Accordingly, a gain on sale of Local Limited Partnerships of $140,000 was recorded during the year ended March 31, 2011. The cash proceeds were used to fund the Partnership’s reserves, of which $93,000 of the cash received paid accrued asset management fees, $2,000 paid the General Partner of the Partnership for operating expenses paid on its behalf and the remaining $48,000 will remain in the Partnership’s reserves to fund future asset management fees and reimbursements to the General Partners or an affiliate. No funds will be distributed to the Limited Partners.

On October 18, 2010, the Partnership filed preliminary consent solicitation materials with the SEC regarding the adoption of a plan of liquidation of the remaining Local Limited Partnership Interests.  Definitive materials were filed with the SEC on October 29, 2010.  Materials were disseminated to the Limited Partners on November 1, 2010.  The Partnership is seeking approval to have a formal plan of liquidation of selling its Local Limited Partnership Interests or selling the underlying Housing Complexes of each of the Local Limited Partnerships. On November 23, 2010, the Partnership sent a letter to the Limited Partners reminding them that a proxy was mailed to them and a vote was requested. On December 6, 2010, the Partnership received the majority vote in favor of the plan for dissolution.

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

During the year ended March 31, 2011, the Partnership identified one Local Limited Partnership, Alta Vista Investors (“Alta Vista”) for disposition.  Alta Vista owns Alta Vista Apartments, located in Orosi, California. Consistent with the investment objectives of the Partnership, Alta Vista qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The Compliance Period has expired, and no further credits are being generated by Alta Vista.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of Alta Vista.  On April 1, 2011, the Partnership filed definitive materials with the SEC for the written consent of the Limited Partners for the commencement of disposition.  On May 25, 2011 the Partnership had obtained the majority in favor of the disposition.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

One other Local Limited Partnership, Midland Manor Associates (“Midland”) has been identified for disposition.  Midland was appraised with a value of $785,000 and has outstanding debt of approximately $1,366,000.  The Local General Partner requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement.  An Option Agreement was executed by all parties.   A preliminary offer of $1,505,000 was accepted for the property.  It is estimated that the property will be sold in October 2011, the Partnership has yet to decide how the sales proceeds will be disbursed.  The Partnership will be sending out a proxy of solicitation to the Limited Partners, due to the fact that an entity related to the General Partner will be active in the rehabilitation of Midland.  The Compliance Period has expired, and no further credits are being generated by Midland.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 27.5 years (See Notes 2 and 3).

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns interests in 3 and 4 Local Limited Partnerships, respectively. As of March 31, 2011 and 2010, these Local Limited Partnerships each own one Housing Complex consisting of an aggregate of 107 and 149 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership capitalize agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $891,000 and $1,214,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in all of Local Limited Partnerships have reached a zero balance. Consequently, all of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $81,000, $226,000 and $210,000, respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $949,000.

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $3,833,000 and $7,009,000, respectively)	$1,942,000	$5,685,000
Land	220,000	720,000
Other assets	695,000	1,614,000

Total assets	$2,857,000	$8,019,000

LIABILITIES

Mortgage loans payable	$3,666,000	$8,792,000
Due to related parties	20,000	239,000
Other liabilities	50,000	134,000

Total liabilities	3,736,000	9,165,000

PARTNERS’ EQUITY (DEFICIT)

WNC California Housing Tax Credits, L.P.	(891,000)	(1,214,000)
Other partners	12,000	68,000

Total partners’ equity (deficit)	(879,000)	(1,146,000)

Total liabilities and partners’ equity (deficit)	$2,857,000	$8,019,000

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$623,000	$1,457,000	$1,772,000

Expenses:
Operating expenses	403,000	1,071,000	1,274,000
Interest expense	75,000	187,000	227,000
Depreciation and amortization	227,000	427,000	483,000

Total expenses	705,000	1,685,000	1,984,000

Net operating loss	$(82,000)	$(228,000)	$(212,000)

Net loss allocable to the Partnership	$(81,000)	$(226,000)	$(210,000)

Net loss recorded by the Partnership	$-	$-	$-

Additionally, the financial information for the year ended December 31, 2010 does not include information for Cloverdale Garden Apartments, East Garden Apartments, HPA Investors and San Jacinto Associates, since the Partnership sold its Local Limited Partnership Interest in those particular Local Limited Partnership as of December 31, 2010. The December 31, 2009  financial information above does include the financial information for Cloverdale Garden Apartments, East Garden Apartments, HPA Investors and San Jacinto Associates and the December 31, 2008 financial information includes all four Local Limited Partnerships.

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

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.5% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $27,104, $62,328 and $86,804 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $103,220, $2,500 and $79,850 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $47,569, $148,433 and $130,158 during the years ended March 31, 2011, 2010 and 2009, respectively.

The accrued fees and expenses due to General Partners and affiliates consist of the following at:

	March 31,

	2011	2010

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$2,818	$-

Asset management fee payable	1,822,379	1,898,495

Total	$1,825,197	$1,898,495

The General Partners and/or their affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$-	$6,000	$2,000	$2,000

Operating expenses	(13,000)	(31,000)	(16,000)	(9,000)

Loss from operations	(13,000)	(25,000)	(14,000)	(7,000)

Gain on sale of Local Limited Partnerships	140,000	-	-	-

Net income (loss)	127,000	(25,000)	(14,000)	(7,000)

Net income (loss) available to Limited Partners	126,000	(25,000)	(14,000)	(7,000)

Net income (loss) per Partnership Unit	17	(3)	(2)	(1)

	June 30	September 30	December 31	March 31

2010

Income	$1,000	$-	$-	$3,000

Operating expenses	(33,000)	(84,000)	(20,000)	(11,000)

Loss from operations	(32,000)	(84,000)	(20,000)	(8,000)

Gain on sale of Local Limited Partnerships	-	40,000	-	97,000

Net income (loss)	(32,000)	(44,000)	(20,000)	89,000

Net income (loss) available to Limited Partners	(31,000)	(43,000)	(20,000)	88,000

Net income (loss) per Partnership Unit	(4)	(6)	(3)	12

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.
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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the year ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President
Melanie R. Wenk, CPA	Vice President - Chief Financial Officer
Paula Hall	Vice President - Asset Management
Christine A. Cormier	Senior Vice President - Fund Management
Gregory S. Hand	Vice President - Acquisitions
Kelly Henderson	Vice President - Acquisitions
Thomas F. Maxwell	Vice President - Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions, and oversees the property underwriting activities of the New York City office, of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator.  Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

(a)  Compensation for Services

For services rendered by the General Partner or an Affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such Affiliate may receive an annual asset management fee in an amount equal to 0.5% of Invested Assets in Local Limited Partnerships which are subsidized under one or more Federal, state or local housing assistance programs. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.    Asset management fees of approximately $27,000, $62,000 and $87,000 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership paid the General Partners and or their affiliates $103,000, $3,000 and $80,000 of those fees during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $2,818, $0 and $56,893 as of March 31, 2011, 2010 and 2009, respectively.   The Partnership reimbursed the General Partner or its affiliates for operating expenses of $47,569, $148,433 and $130,158 during the years ended March 31, 2011, 2010 and 2009, respectively.

(c)   Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0 for Associates and $0 for the General Partner in the aggregate for each of the tax years (calendar years) ended December 31, 2010, 2009 and 2008. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 1% and the Limited Partners 99% of any remaining proceeds.  The distributions of cash to the General Partners during each of the years ended March 31, 2011, 2010 and 2009 were $0.

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

(a)
The General Partners manage all of the Partnership’s affairs.  The transactions with the General Partners are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$20,860	$47,620
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	7,595
TOTAL	$23,895	$58,250

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)      List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Deficit for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
Notes to Financial Statements

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

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
		As of March 31, 2011		As of December 31, 2010

Local Limited Partnership Name	Location	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value
Alta Vista Investors (1)	Orosi, California	$583,000	$583,000	$1,366,000	$40,000	$2,394,000	$1,753,000	$681,000

Knights Landing Harbor	Knights Landing, California	275,000	275,000	934,000	100,000	1,281,000	683,000	698,000

Midland Manor (1) Associates	Mendota, California	383,000	383,000	1,366,000	80,000	2,100,000	1,397,000	783,000

		$1,241,000	$1,241,000	$3,666,000	$220,000	$5,775,000	$3,833,000	$2,162,000

(1)      The Local Limited Partnership has been identified for sale as of March 31, 2011.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Alta Vista Investors (1)	$231,000	$(40,000)	1989	Completed	27.5

Knights Landing Harbor	181,000	(8,000)	1989	Completed	40

Midland Manor Associates (1)	216,000	(34,000)	1990	Completed	27.5

	$628,000	$(82,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2011.

Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		As of December 31, 2009

Local Limited Partnership Name	Location	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value
Alta Vista Investors	Orosi, California	$583,000	$583,000	$1,375,000	$40,000	$2,389,000	$1,646,000	$783,000

Cloverdale Garden Apartments	Cloverdale, California	*	*	1,575,000	182,000	2,059,000	1,004,000	1,237,000

East Garden Apartments	Jamestown, California	*	*	2,073,000	225,000	2,748,000	1,338,000	1,635,000

HPA Investors (1)	Shafter, California	538,000	538,000	1,454,000	93,000	2,123,000	1,059,000	1,157,000

Knights Landing Harbor	Knights Landing, California	275,000	275,000	941,000	100,000	1,281,000	648,000	733,000

Midland Manor Associates	Mendota, California	383,000	383,000	1,374,000	80,000	2,094,000	1,314,000	860,000

		$1,779,000	$1,779,000	$8,792,000	$720,000	$12,694,000	$7,009,000	$6,405,000

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

Note: San Jacinto was sold August 17, 2009.

WNC California Housing Tax Credits, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		As of December 31, 2008

Local Limited Partnership Name	Location	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnership	Land	Buildings & Equipment	Accumulated Depreciation	Net Book Value
Alta Vista Investors	Orosi, California	$583,000	$583,000	$1,375,000	$40,000	$2,389,000	$1,646,000	$783,000

Cloverdale Garden Apartments	Cloverdale, California	617,000	617,000	1,575,000	182,000	2,059,000	1,004,000	1,237,000

East Garden Apartments	Jamestown, California	770,000	770,000	2,073,000	225,000	2,748,000	1,338,000	1,635,000

HPA Investors (1)	Shafter, California	538,000	538,000	1,454,000	93,000	2,123,000	1,059,000	1,157,000

Knights Landing Harbor	Knights Landing, California	275,000	275,000	941,000	100,000	1,281,000	648,000	733,000

Midland Manor Associates	Mendota, California	383,000	383,000	1,374,000	80,000	2,094,000	1,314,000	860,000

San Jacinto Associates	San Jacinto, California	469,000	469,000	1,723,000	223,000	2,142,000	802,000	1,563,000

		$3,635,000	$3,635,000	$10,568,000	$943,000	$14,727,000	$7,385,000	$8,285,000

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

Date:  June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 27, 2011

By:          /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 27, 2011

By:          /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  June 27, 2011

By:          /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 27, 2011