Form 10-Q
period 2011-06-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2011-08-16
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes       X      No____

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2011	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. (Removed and Reserved)	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$59,201	$44,858
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	5,200	8,703

Total Assets	$64,401	$53,561

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued expenses	$10,000	$-
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,603,460	1,825,197

Total Liabilities	1,613,460	1,825,197

Partners’ Deficit:
General Partners	(77,218)	(79,444)
Limited Partners (10,000 Partnership Units authorized;
7,446 Partnership Units issued and outstanding)	(1,471,841)	(1,692,192)

Total Partners’ Deficit	(1,549,059)	(1,771,636)

Total Liabilities and Partners’ Deficit	$64,401	$53,561

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Operating expenses:
Asset management fees (Note 3)	6,457	7,733
Legal and accounting fees	25,498	4,159
Other	1,471	928

Total operating expenses	33,426	12,820

Loss from operations	(33,426)	(12,820)

Gain on sale of Local
Limited Partnerships (Note 2)	256,001	139,742

Interest income	2	19

Net income	$222,577	$126,941

Net income allocated to:
General Partners	$2,226	$1,269

Limited Partners	$220,351	$125,672

Net income per Partnership Unit	$30	$17

Outstanding weighted Partnership Units	7,446	7,446

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2011	$(79,444)	$(1,692,192)	$(1,771,636)

Net income	2,226	220,351	222,577

Partners’ deficit at June 30, 2011	$(77,218)	$(1,471,841)	$(1,549,059)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net income	$222,577	$126,941
Adjustments to reconcile net income to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	(1,569)	3,051
Increase in accrued expenses	10,000	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(221,737)	(81,926)
Gain on sale of Local Limited Partnerships	(256,001)	(139,742)

Net cash used in operating activities	(246,730)	(91,676)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships	261,073	139,742

Net cash provided by investing activities	261,073	139,742

Net increase in cash and cash equivalents	14,343	48,066

Cash and cash equivalents, beginning of period	44,858	42,834

Cash and cash equivalents, end of period	$59,201	$90,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operations of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates were one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2011 the Partnership had sold the Housing Complexes of BCA Associates, Woodlake Manor and HPA Investors.  Further, the Partnership had also sold its Local Limited Partnership Interests in Yreka Investment Group, Countryway Associates, San Jacinto Associates, Cloverdale Garden Apartment LP and East Garden Apartments.  Each of the Local Limited Partnerships had completed its Compliance Period.

During the quarter ended June 30, 2011, the Partnership sold one Local Limited Partnership, Alta Vista Investors (“Alta Vista”).  Alta Vista owns Alta Vista Apartments, located in Orosi, California. Consistent with the investment objectives of the Partnership, Alta Vista qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by Alta Vista.  The Compliance Period has also expired, so there will be no credit recapture upon the transfer of Alta Vista.  On April 1, 2011, the Partnership filed definitive materials with the SEC for the written consent of the Limited Partners for the commencement of disposition.  On May 25, 2011 the Partnership had obtained the majority in favor of the disposition.

The total sales price including replacement reserves was $1,692,000, which was disbursed as follows:  the General Partner of Alta Vista was paid $66,000 in sales preparation fees, $1,362,580 was used to pay off the outstanding mortgages and $2,347 of selling costs were paid, which left $261,073 of cash proceeds.  That remaining $261,073 was distributed to the Partnership.  The Partnership’s investment balance was zero as of June 30, 2011. Accordingly, a gain of $256,001 was recorded during the quarter ended June 30, 2011 since the Partnership incurred legal and appraisal expenses of $5,072.  The $261,073 in cash proceeds was used as follows: $221,073 in accrued asset management fees were paid and the remaining $40,000 is being kept in the Partnership’s reserves for future operating expenses.

One additional Local Limited Partnership, Midland Manor Associates (“Midland”), has been identified for disposition.  Midland was appraised with a value of $785,000 and had outstanding debt of approximately $1,366,000 as of December 31, 2010.  The Local General Partner has requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement, which  was executed by all parties.   A preliminary offer of $1,505,000 was accepted for the Local Limited Partnership.  It is estimated that the Local Limited Partnership will be sold in October 2011 and the Partnership has yet to decide how the sales proceeds will be disbursed.  The Partnership will be sending out a proxy of solicitation to the Limited Partners, due to the fact that an entity related to the General Partner will be active in the rehabilitation of Midland.  The Compliance Period has expired and no further credits are being generated by Midland.

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Knights Landing LTD. (“Knights Landing”) to an unrelated third party. Knights Landing was appraised with a value of $675,000 and the outstanding mortgage as of December 31, 2010 was approximately $934,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $26,303 in accrued asset management fees and $3,697 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $590 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $26,810 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2011 all of the investment balances had reached zero.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of both June 30, 2011 and March 31, 2011, the Partnership had $5,291 in cash equivalents,.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in two and three Local Limited Partnerships, respectively. Each of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 65 and 107 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$97,000	$302,000

Expenses
Interest expense	12,000	39,000
Depreciation and amortization	29,000	89,000
Operating expenses	66,000	225,000
Total expenses	107,000	353,000

Net loss	$(10,000)	$(51,000)
Net loss allocable to the Partnership	$(10,000)	$(51,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $6,457 and $7,733 were incurred during the three months ended June 30, 2011 and 2010, respectively. The Partnership paid the General Partners and or their affiliates $226,074 and $93,000 of those fees during the three months ended June 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $20,659 and $1,746 during the three months ended June 30, 2011 and 2010, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$697	$2,818
Accrued asset management fees	1,602,763	1,822,379

Total	$1,603,460	$1,825,197

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT  EVENTS

Subsequent to the quarter ended June 30, 2011, the Partnership sold its Local Limited Partnership Interest in Knights Landing LTD. (“Knights Landing”) to an unrelated third party.  Knights Landing was appraised with a value of $675,000 and the outstanding mortgage as of December 31, 2010 was approximately $934,000. The Local Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $26,303 in accrued asset management fees and $3,697 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $590 prior to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $26,810 will be recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $59,000 in cash and cash equivalents and 5,000 of other assets. Liabilities at June 30, 2011 consisted of $1,603,000 accrued fees and expenses due to the General Partner and its affiliates and accrued expenses of $10,000.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net income for the three months ended June 30, 2011 was $223,000, reflecting an increase of $96,000 from the $127,000 net income experienced for the three months ended June 30, 2010. The increase in net income was primarily due to a $116,000 increase in gain on sale of Local Limited Partnerships for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a $1,000 decrease of asset management fees. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees incurred. There was also an increase of $(21,000) in legal and accounting fees due to the timing of the accounting work performed.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. Net increase in cash during the three months ended June 30, 2011 was $14,000 compared to a net increase in cash for the three months ended June 30, 2010 of $48,000. The change is due primarily to the fact that during the three months ended June 30, 2011 the Partnership paid $(226,000) and $(21,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(93,000) and $(2,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate, respectively, during the three months ended June 30, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. During the three months ended June 30, 2011 the Partnership received $256,000 in net proceeds from the sale of a Local Limited Partnership compared to $140,000 of net sales proceeds received during the three months ended June 30, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $222,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

 NONE

Item 1A.Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

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

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.

By:  WNC & Associates, Inc.                                                      General Partner

By: /s/  Wilfred N. Cooper, Sr.                                                     General Partner

Wilfred N. Cooper, Sr.
Founder and Chairman of the Board of Director of WNC & Associates, Inc.

Date:  August 16, 2011

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 16, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  August 16, 2011