Form 10-Q
period 2011-09-30
WNC CALIFORNIA HOUSING TAX CREDITS LP
filed 2011-11-16
CIK 845750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes___ No        X

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	4

Condensed Statement of Partners' Deficit
For the Six Months Ended September 30, 2011	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$32,179	$44,858
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,600	8,703

Total Assets	$34,779	$53,561

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partners and affiliates (Note 3)	$1,566,604	$1,825,197

Total Liabilities	1,566,604	1,825,197

Partners’ Deficit:
General Partners	(77,046)	(79,444)
Limited Partners (10,000 Partnership Units authorized;
7,446 Partnership Units outstanding)	(1,454,779)	(1,692,192)

Total Partners’ Deficit	(1,531,825)	(1,771,636)

Total Liabilities and Partners’ Deficit	$34,779	$53,561

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$1,140	$1,140	$5,869	$5,869

Operating expenses:
Asset management fees (Note 3)	2,281	8,738	6,456	14,189
Legal and accounting fees	3,442	28,940	24,630	28,789
Other	6,526	7,997	-	928

Total operating expenses	12,249	45,675	31,086	43,906

Loss from operations	(11,109)	(44,535)	(25,217)	(38,037)

Gain on sale of
Local Limited Partnerships (Note 2)	28,340	284,341	-	139,742

Interest income	3	5	16	35

Net income (loss)	$17,234	$239,811	$(25,201)	$101,740

Net income (loss) allocated to:
General Partners	$172	$2,398	$(252)	$1,017

Limited Partners	$17,062	$237,413	$(24,949)	$100,723

Net income (loss) per Partnership Unit	$2	$32	$(3)	$14

Outstanding weighted Partnership Units	7,446	7,446	7,446	7,446

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partners	Partners	Total

Partners’ deficit at March 31, 2011	$(79,444)	$(1,692,192)	$(1,771,636)

Net income	2,398	237,413	239,811

Partners’ deficit at September 30, 2011	$(77,046)	$(1,454,779)	$(1,531,825)

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

		2011	2010

Cash flows from operating activities:
Net income		$239,811	$101,740
Adjustments to reconcile net income to net
cash used in operating activities:
(Increase) decrease in other assets		6,104	3,051
Decrease in accrued fees and expenses due to
General Partners and affiliates		(258,593)	(87,455)
Gain on sale of Local Limited Partnerships		(284,341)	(139,742)

Net cash used in operating activities		(297,019)	(122,406)

Cash flows from investing activities:
Proceeds from sale of Local Limited Partnerships		284,341	139,742

Net cash provided by investing activities		284,341	139,742

Net increase (decrease) in cash and cash equivalents		(12,678)	17,336

Cash and cash equivalents, beginning of period		44,857	42,834

Cash and cash equivalents, end of period		$32,179	$60,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$		$-

See accompanying notes to condensed financial statements

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited  Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

With that in mind, the General Partners are continuing their review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes. See below for the status of the remaining Housing Complexes.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership.  Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes is almost complete, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

As of March 31, 2011, the Partnership had sold the Housing Complexes of BCA Associates, Woodlake Manor and HPA Investors.  Further, the Partnership had also sold its Local Limited Partnership Interests in Yreka Investment Group, Countryway Associates, San Jacinto Associates, Cloverdale Garden Apartment LP and East Garden Apartments.  Each of the Local Limited Partnerships had completed its Compliance Period.

On June 30, 2011, the Partnership sold Alta Vista Investors (“Alta Vista”).  Alta Vista owns Alta Vista Apartments, located in Orosi, California. Consistent with the investment objectives of the Partnership, Alta Vista qualified for Federal Low Income Housing Tax Credits under the Internal Revenue Code for a 10-year period.  The credit period has expired, and no further credits are being generated by Alta Vista.  The Compliance Period has also expired, so there is no risk of credit recapture related to this sale.  On April 1, 2011, the Partnership filed definitive materials with the SEC for the written consent of the Limited Partners for the commencement of disposition.  On May 25, 2011 the Partnership had obtained the majority in favor of the disposition.

The total sales price including replacement reserves was $1,692,000, which was disbursed as follows:  the General Partner of Alta Vista was paid $66,000 in sales preparation fees, $1,362,580 was used to pay off the outstanding mortgages and $2,347 of selling costs were paid, which left $261,073 of cash proceeds to be distributed to the Partnership.  The Partnership’s investment balance was zero as of June 30, 2011. Accordingly, a gain of $256,001 was recorded at the time of the sale since the Partnership incurred legal and appraisal expenses of $5,072.  The cash proceeds were used to pay $221,073 in accrued asset management fees and the remaining $40,000 was placed in the Partnership’s reserves for future operating expenses. An additional distribution of $1,584 was made to the Partnership during the three months ended September 30, 2011, which was included in gain on sale of Local Limited Partnerships on the statements of operations.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On July 15, 2011, the Partnership sold its Local Limited Partnership Interest in Knights Landing LTD. (“Knights Landing”) to an unrelated third party.  Knights Landing was appraised with a value of $675,000 and the outstanding mortgage as of December 31, 2010 was approximately $934,000. The Limited Partnership Interest was sold for $30,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $26,303 in accrued asset management fees and $3,697 to reimburse the General Partner or an affiliate for expense paid on its behalf.  No cash distribution was made to the Limited Partners.  The Partnership incurred appraisal expenses of $2,600 and legal expenses of $644 related to the sale. The Partnership’s investment balance was zero at the time of the sale, therefore, a gain of $26,756 was recorded during the quarter ended September 30, 2011.  The Compliance Period has expired so there is no risk of tax credit recapture.

The last Local Limited Partnership, Midland Manor Associates (“Midland”), has been identified for disposition.  Midland was appraised with a value of $785,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,357,000.  The Local General Partner has requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement, which was executed by all parties.  An offer of $1,420,000 was accepted for the Local Limited Partnership and the sale of the Local Limited Partnership is scheduled to close on November 16, 2011 for $34,371. The Partnership will use the cash proceeds to pay $17,186 of debts and obligations of the Partnership, with $17,186 to remain in reserve for future expenses.  The Compliance Period has expired and no further credits are being generated by Midland.

The Partnership will convert to the liquidation basis of accounting as of the last day of the quarter in which the final Local Limited Partnership is sold. This date is anticipated to be December 31, 2011.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 have been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had $0 and $5,291 in cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in one and three Local Limited Partnerships, respectively. Each of these Local Limited Partnerships own one Housing Complex consisting of an aggregate of 40 and 107 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$152,000	$302,000

Expenses
Interest expense	19,000	38,000
Depreciation and amortization	50,000	119,000
Operating expenses	102,000	210,000
Total expenses	171,000	367,000

Net loss	$(19,000)	$(65,000)
Net loss allocable to the Partnership	$(19,000)	$(64,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. See Exit Strategy section in Note 1 above for the status of the remaining Local Limited Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates the following fees:

(a)
An annual asset management fee equal to 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $8,738 and $14,189 were incurred during the six months ended September 30, 2011 and 2010, respectively. The Partnership paid the General Partners or their affiliates $269,377 and $103,220 of those fees during the six months ended September 30, 2011 and 2010, respectively.

(b)
The Partnership reimburses the General Partners or their affiliates for operating expenses incurred by the Partnership and paid for by the General Partners or their affiliates on behalf of the Partnership. Operating expense reimbursements were $36,939 and $28,142 during the six months ended September 30, 2011 and 2010, respectively.

WNC CALIFORNIA HOUSING TAX CREDITS, L.P.
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partners and their affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$4,864	$2,818
Accrued asset management fees	1,561,740	1,822,379

Total	$1,566,604	$1,825,197

The General Partners and/or their affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

The last Local Limited Partnership, Midland Manor Associates (“Midland”), has been identified for disposition.  Midland was appraised with a value of $785,000 and the outstanding mortgage as of December 31, 2010 was approximately $1,357,000.  The Local General Partner has requested to exercise his right to an Option Agreement as outlined in the Limited Partnership Agreement, which was executed by all parties.  An offer of $1,420,000 was accepted for the Local Limited Partnership and the sale of the Local Limited Partnership is scheduled to close on November 16, 2011 for $34,371. The Partnership will use the cash proceeds to pay $17,186 of debts and obligations of the Partnership, with $17,186 to remain in reserve for future expenses.  The Compliance Period has expired and no further credits are being generated by Midland.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $32,000 in cash and $3,000 of other assets. Liabilities at September 30, 2011 consisted of $1,567,000 of accrued fees and expenses due to the General Partners and their affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.   The Partnership’s net income for the three months ended September 30, 2011 was $17,000, reflecting an increase of approximately $42,000 from the $(25,000) net loss experienced for the three months ended September 30, 2010. The change was primarily due to a $28,000 increase in gain on sale of Local Limited Partnerships for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions.  There was also a $21,000 decrease in legal and accounting fees for the three months ended September 30, 2011 due to the timing of the work performed for the Partnership. There was also a $4,000 decrease in asset management fees for the three months ended September 30, 2011. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decreases thereby decreasing the asset management fees that are incurred. There was also a decrease of approximately $5,000 in reporting fees for the three months ended September 30, 2011. All but one of the Local Limited Partnerships has been sold, therefore fewer entities are paying reporting fees to the Partnership.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.   The Partnership’s net income for the six months ended September 30, 2011 was $240,000, reflecting an increase of approximately $138,000 from the $102,000 net income experienced for the six months ended September 30, 2010.  The change in net income was primarily due to a $144,000 increase in gain on sale of Local Limited Partnerships for the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The gain on sale of Local Limited Partnerships will vary from period to period depending on the values and sales prices of the Housing Complexes that have been identified for disposition and the closing dates of such transactions. There was also a $5,000 decrease in asset management fees for the six months ended September 30, 2011. These fees are calculated based on the Invested Assets of the Partnership. As Local Limited Partnerships are sold, the Invested Assets decrease thereby decreasing the asset management fees that are incurred. There was also a decrease of approximately $5,000 in reporting fees for the six months ended September 30, 2011. All but one of the Local Limited Partnerships has been sold; therefore fewer entities are paying reporting fees to the Partnership.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010.   The net decrease in cash and cash equivalents during the six months ended September 30, 2011 was $(13,000) compared to a net increase in cash and cash equivalents during the six months ended September 30, 2010 of $17,000. The change is due primarily to the fact that during the six months ended September 30, 2011 the Partnership paid $(269,000) and $(37,000) to the General Partner or an affiliate for accrued asset management fees and reimbursement of operating expenses paid on behalf of the Partnership, respectively, compared to $(103,000) and $(28,000) paid for accrued asset management fees and reimbursements due to the General Partner or affiliate, respectively, during the three months ended June 30, 2010. Each quarter, the Partnership evaluates its cash position and determines if payments are going to be made to the General Partner and/or affiliates. During the six months ended September 30, 2011, the Partnership received $284,000 in proceeds from sales of Local Limited Partnerships compared to $140,000 received from sales during the six months ended September 30, 2010.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partners, decreased by $259,000. The General Partners do not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of          financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operation.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 16, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2011